Form 10-K
period 1998-12-31
NETWORK PLUS CORP
filed 1999-03-30
CIK 1065633

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, DC 20549
	FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities and
	Exchange Act of 1934
For the fiscal year ended December 31, 1998

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number 333-64663

	NETWORK PLUS CORP.
--------------------------------------------------------------------------
	(Exact Name of Registrant as Specified in Its Charter)

               Delaware                                04-3430576
-----------------------------------------  -------------------------------
   (State or Other Jurisdiction of                   (IRS Employer
    Incorporation or Organization)                 Identification No.)

             234 COPELAND STREET
            QUINCY, MASSACHUSETTS                        02169
-----------------------------------------  -------------------------------
(Address of Principal Executive Offices)               (Zip Code)

	(617) 786-4000
--------------------------------------------------------------------------
	(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant had no voting or non-voting common stock held by non-affiliates as of March 26, 1999.

The number of shares of the registrant's Common Stock ($0.01 par value) outstanding on March 26, 1999 was 10,000,000.


	Documents Incorporated By Reference

None.

Part I

Item 1.  BUSINESS

This Annual Report on Form 10-K includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact included in this Annual Report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
"Business" and elsewhere herein, regarding the Company or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and the Company's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in this Annual Report, including, without limitation, in conjunction with the forward-looking statements in this Annual Report and under the heading "Certain Factors That May Affect Future Operating Results" under Item 7.

Overview

Network Plus, founded in 1990, is a facilities-based integrated communications provider ("ICP") offering integrated local, long distance, data and enhanced telecommunications services. The Company's customers consist primarily of small and medium-sized businesses located in major markets in the Northeastern and Southeastern regions of the United States. The Company also provides international wholesale transport and termination services to major domestic and international telecommunication carriers. The Company serves customers representing in excess of 200,000 access lines and 30,000 toll-free numbers. All customers are directly invoiced by the Company on a convergent Network Plus bill. The Company has a 220 person sales force located in 12 regional offices, and in 1998 had total revenue of $106 million. In July 1998, Network Plus Corp. was incorporated in Delaware as a holding company. All of the Company's operations continue to be conducted through its wholly-owned Massachusetts operating subsidiary, Network Plus, Inc.

The Company has Northern Telecom, Inc. ("Nortel") telecommunication switches in Quincy, Massachusetts, Orlando, Chicago and Los Angeles. In addition, the Company is currently deploying Lucent 5ESS switches in both New York City and Cambridge, Massachusetts, which are scheduled for initial operations in mid-1999. The deployment of additional Lucent or Nortel switches is currently being evaluated by the Company.

In 1998, over 63% of the Company's revenue was generated by customer traffic carried on its network, and the Company expects this percentage to increase as the Company further expands its facilities-based infrastructure. In 1998, the Company entered into two 20-year indefeasible right-of-use ("IRU") agreements pursuant to which it acquired 625 route miles of dark fiber (1,830 digital fiber miles), that, when fully deployed and activated, will form a redundant fiber ring connecting major markets throughout New England and the New York metropolitan area and provide the Company with significant transmission capacity.

The Company believes that, because of its large and highly focused sales force and superior customer support, it will be successful in acquiring new customers and in cross-selling local services, Internet, data and enhanced telecommunications services to its existing customers.

The Company's business strategy is to leverage its extensive operating history, existing customer base and substantial regional experience to (i) provide a one-stop ICP offering integrated local, long distance, data, Internet and enhanced telecommunications services, (ii) acquire and retain market share through its direct sales force and focused customer service,
(iii) enhance its facilities-based infrastructure where economically advantageous and continue the migration of traffic to its network, (iv) build and retain market share through advanced technologies and an advanced operational support system, (v) target the under-served market of small and medium-sized businesses, with a focus on the Northeastern and Southeastern regions of the United States, (vi) increase international wholesale sales and (vii) expand through strategic acquisitions and alliances.

Network Infrastructure

The Company pursues a capital-efficient network deployment strategy that involves owning switches and acquiring or leasing fiber optic transmission facilities on an incremental basis to satisfy customer demand. By owning network components, the Company is able to generate higher operating margins and maintain greater control over its network operations. The Company structures its network expansion decisions in a manner designed to
(i) reduce up-front capital expenditures required to enter new markets,
(ii) avoid the risk of stranded investment in under-utilized fiber networks and (iii) enter markets and generate revenue and positive cash flow more rapidly than if the Company first constructed its own facilities. Where market penetration does not economically justify the deployment of its own network, the Company utilizes the networks of alternative carriers.

In addition to its redundant fiber ring, Network Plus owns and maintains a Nortel international gateway and interexchange switch in Quincy, Massachusetts, a Nortel interexchange switch in Orlando, Florida, a Nortel international gateway and interexchange switch in Los Angeles, California and a Nortel interexchange switch in Chicago, Illinois. The Company has a Network Operations Center in Quincy, Massachusetts, which monitors the Company's entire network from a central location, increasing the security, reliability and efficiency of the Company's operations. In addition, the Company is currently deploying Lucent 5ESS switches in New York City and Cambridge, Massachusetts and additional fiber optic cable in the New York to Boston corridor, which are scheduled for initial operations in mid-

1999. The Company intends to further expand its network in geographic areas where customer concentrations or traffic patterns make expansion economically advantageous.

Services

Network Plus offers retail telecommunications services primarily to small and medium-sized businesses. Retail offerings include local, long distance and toll-free services (both with and without Advanced Intelligent Network ("AIN") features), multiple access options, calling and debit card, paging, data, and custom management control features. The Company also offers international wholesale services primarily to interexchange carriers ("IXCs") and international telecommunications carriers. In 1998, retail and wholesale offerings accounted for approximately 72% and 28%, respectively, of the Company's total revenue.

Large and Growing Sales Force

Network Plus has a 220-member, sales force; its members focus on direct retail sales, international wholesale sales and agent and reseller sales. The Company's sales approach is to build long-term relationships with its customers, with the intent of becoming the single-source provider of their telecommunications services. The Company trains its sales force in-house with a customer-focused program that promotes increased sales through both customer attraction and customer retention. The sales force currently is located in 12 offices and, by year-end 1999, the Company intends to expand its direct retail sales force within its existing offices to over 300 members.

Management

Robert T. Hale, Jr., the Company's President, Chief Executive Officer, Director and co-founder, has more than ten years of experience in the telecommunications industry. Robert T. Hale, the Company's Chairman and co-founder, has more than eight years of experience in the telecommunications industry, is a Director and former Chairman of the 600 member Telecommunications Reseller Association ("TRA") and has been Chairman of the TRA's Underlying Carrier Committee since 1992. The members of Network Plus's eight-member Executive Officer group have extensive experience with the Company and in the telecommunications industry. The Company believes that the quality, tenure and teamwork of its management team will be critical factors in the implementation of its expansion strategy.

MARKET OPPORTUNITY

As a result of the Telecommunications Act of 1996 (the "Telecommunications Act") and other Federal, state and international initiatives, numerous telecommunications markets have been opened to competition. In addition, the increasing globalization of the world economy, along with an increased reliance on data transmission and Internet access, has expanded the traditional telecommunications markets.

According to New Paradigm Resources Group, Inc., at year end 1996 there were approximately 8.7 million business lines in the Company's markets in the Northeastern region (the New England states, New York and New Jersey) and 4.8 million business lines in the Company's markets in the Southeastern region (Florida, Georgia, North Carolina, South Carolina and Tennessee). The Company anticipates significant demand for its services, based on its belief that small and medium-sized businesses are not aggressively targeted by large providers and are underserved with respect to customer service and support.

BUSINESS STRATEGY

Network Plus has an aggressive growth strategy to become the ICP of choice providing one-stop telecommunications solutions to customers in its markets. The Company's future success will depend upon its ability to implement this strategy. Unlike many emerging telecommunications companies, the Company has a nine-year operating history. The Company believes that the collective talent and telephony experience of its management and employee base provide a competitive advantage and position the Company to effectively implement its growth strategy, which includes the following:

Provide Integrated Telecommunications Services

A key element in the Company's growth will be the implementation of a marketing and operating plan that emphasizes an integrated voice and data telecommunications solution. To a large extent, customers the Company expects to target have not previously had the opportunity to purchase bundled services from a single provider. The Company believes that these customers will prefer one source for all of their telecommunications requirements, including products, billing and service. The Company intends to be the single source of, and provide a convergent bill for, integrated local, long distance, Internet, data and other enhanced telecommunications services, in addition to providing a single point of contact for customer service, product inquiries, repairs and billing questions. The Company believes that one-stop integrated communications services will enable it to further penetrate its existing markets, expand its customer base, capture a larger portion of its customers' total expenditures on telecommunication services and increase customer retention.

Expand Sales Force and Focus on Customer Service

The Company intends to significantly expand its sales force to both acquire and support a growing customer base. The Company's sales force is expected to grow to over 300 by year-end 1999. To support its customer base, the Company provides customer service 24 hours per day, 365 days per year. The Company believes that its ability to provide the customer with a single point of contact for all product inquiries, repair needs and billing questions will result in higher levels of customer satisfaction.

Enhance Facilities-Based Infrastructure

The Company intends to continue the migration of customer traffic to its own network, provision new customers to that network, and to cross-sell new services, such as local service and Internet services, to its customers. Expansion of the Company's facilities-based infrastructure through the acquisition of fiber and switches will increase the proportion of telecommunications traffic that is originated or terminated on its network, which the Company believes will result in higher long-term operating margins and greater control over its network operations. The Company intends to enhance its facilities by purchasing and installing additional Nortel and Lucent switches, expanding its number of central office collocations and expanding its fiber network.

Continue Investing in Advanced Technologies and an Advanced Operational Support System

Network Plus expects to continue to invest in advanced technologies that provide strategic advantages by integrating the Company's network facilities with its operational support system ("OSS") to enhance service response time. The Company has installed and in mid-1999 expects to deploy Nortel's Service Builder throughout its network infrastructure. Service Builder will elevate the Company's network from a state-of-the-art SS7 network to a next-generation intelligent network. To support integrated provisioning and customer care for all products and services, the Company is developing an open scalable client/server Oracle-based platform that is expected to better integrate its operations, both geographically and among departments, enable electronic flow-through of provisioning events and enable all departments to obtain in real time a universal view of all facets of a customer's history and services. The Company believes that these technologies will provide a long-term competitive advantage by allowing a more rapid implementation of switched local services in its markets, shortening the time between the receipt of a customer order and the generation of revenue and enabling a higher level of focused customer care.

Target Underserved Markets with a Super-Regional Focus

Network Plus intends to continue targeting small and medium-sized businesses in the Northeastern and Southeastern regions of the United States, its primary service areas, while expanding into other markets in the Mid-Atlantic region, Illinois and California. The Company will seek to be among the first to market integrated communications services in many of its markets. The Company believes that the Northeastern and Southeastern regions are particularly attractive due to a number of factors, including (i) the population density in the Northeast; (ii) a large number of rapidly growing metropolitan clusters in the Southeast, such as Atlanta, Miami/Fort Lauderdale and Orlando; and (iii) the relatively small number of significant competitors to the incumbent local exchange carriers ("ILECs"). In addition, the Company believes that small and medium-sized businesses have been underserved by large competitors with respect to customer service and support, and that its emphasis on customer service, support and satisfaction provides it with a distinct competitive advantage. The Company also believes that ILECs, such as regional Bell operating companies ("RBOCs"), and the largest national carriers primarily concentrate their sales and marketing efforts on residential and large business customers and that the market for small and medium-sized businesses is generally less competitive.

Increase International Wholesale Sales

The Company intends to continue targeting the sale of both international and domestic termination and transport services to wholesale customers such as large IXCs and international telecommunications carriers. The Company believes that the international market represents a growing opportunity as a result of the rapidly increasing globalization of the world economy. The Company's international efforts are to develop offshore telecommunications relationships that provide the Company with lower international termination costs as well as greater price stability than can be obtained from U.S.-based carriers. In addition to a primary role of enabling the Company to offer international termination to its customers, these relationships have also allowed the Company to obtain revenue through the domestic termination of offshore-originated traffic. The Company has already made significant investments in its international network capabilities, including Nortel international gateway switches in Quincy, Massachusetts and Los Angeles and lease and IRU arrangements for international submarine cable capacity in TAT 12/13 and Americas I in the Atlantic Ocean and TPC-5 in the Pacific Ocean, as well as various subsidiary feeder cable systems. In addition to increasing revenue, the Company expects that its strategy of selling international wholesale services will lower the cost of carrying all its international traffic and result in more attractive service offerings in its core retail markets. The Company provided its international wholesale services to numerous domestic and foreign telecommunications carriers and in 1998 such services accounted for 28% of the Company's revenue.

Expand Through Strategic Acquisitions and Alliances

As part of its expansion strategy, the Company plans to consider acquisitions, joint ventures and strategic alliances in telecommunications, Internet access, provisioning of digital subscriber line ("xDSL") services and other related services. The Company believes that, acquisitions of, and joint ventures and other strategic alliances with, related or complementary businesses may enable it to more rapidly expand by adding new customers, new services, additional customer service and technical support capabilities, and additional cash flow. The acquisitions and alliances could be funded by cash, bank financing or the issuance of debt or equity securities. The Company is evaluating and often engages in discussions regarding various acquisition opportunities but is not currently a party to any agreement for a material acquisition.

SERVICE OFFERINGS

The Company offers retail telecommunications services primarily to small and medium-sized businesses. Retail offerings currently include local, long distance, data and enhanced telecommunications services. The Company also offers wholesale international and domestic termination and transport services primarily to major domestic and international telecommunications carriers.

Current Services

Retail Services. The Company provides retail telecommunications services, primarily to small and medium-sized businesses located in the Northeastern and Southeastern regions of the United States. Retail services are sold through the Company's direct retail sales force and, to a lesser extent, through resellers and independent marketing representatives. In 1998, retail telecommunications services accounted for 72% of the Company's revenue. The Company's retail services include the following:

	Local Services: The Company is currently providing local services in Connecticut, Florida, Georgia, Massachusetts, New Hampshire, New York and Rhode Island. Currently, local services are offered as resold services of the incumbent RBOC. It is the Company's intention to begin to migrate resold local services to its own local network in mid-1999.

	Long Distance: The Company offers a full range of switched and dedicated domestic (interstate) and international long distance services, including "1+" outbound origination and termination in all 50 states along with global termination to over 225 countries. Long distance services include interLATA services, and, where authorized, intraLATA toll services. Additional long distance features include both verified and non-verified accounting codes, collect calling, station-to-station calling, third-party calling and operator-assisted calling.

 	Toll-free Services: The Company offers a full range of switched and dedicated domestic (interstate) toll-free services, including toll-free origination and termination in all 50 states, international toll-free origination from 60 countries including Canada, and toll-free directory assistance. AIN enhanced toll-free services include the following features: Command Routing, Dialed Number Identification Service ("DNIS"), Area Code/Exchange Routing, Real Time Automatic
Number Identification Delivery, Day-of-Year Routing, Day-of-Week
Routing, Time-of-Day Routing and Percentage Allocation Routing.

 	Access Options: The Company offers its long distance and toll-free customers multiple access options including dedicated access at DS0, DS1, DS3 and E1 speed(s) and switched access. Dedicated access service customers have the option of incorporating ISDN Primary Rate Interface Protocol and switched access service customers have the option of incorporating the ISDN Basic Rate Interface Protocol.

 	Calling Card and Debit Card Services: The Company offers nationwide switched access customized calling card services and debit card services. Customers have the option of calling cards that are personalized, branded or generic.

Paging Services: The Company offers advanced wireless paging services, including digital and alphanumeric paging, personal identification number ("PIN") services, voice mail, news and sports feeds, and local geographic coverage through and including national geographic coverage. Paging services offered by the Company are provided through PageMart, Inc.

 	Data Services: The Company offers advanced data transmission services, including private line, point-to-point and Frame Relay Services. Data services have multiple access options including dedicated access at DS0, DS1, DS3 and E1 speed(s) and switched access. Frame relay services are designed for bandwidth needs that vary over time and for inter-networking geographically dispersed networks and equipment. Frame relay services offered by the Company are provided through Sprint.

 	Custom Management Control Features: All of the Company's customers have the option of customized management reporting features including interstate/intrastate area code summaries, international destination matrix, daily usage summaries, state summaries, time of day summaries, duration distribution matrix, exception reporting of long duration calls, and incomplete and blocked call reporting.


International Wholesale Services. The Company offers international wholesale termination and transport services primarily to major domestic and international telecommunications carriers. The Company believes its international wholesale service offering is a strategic element in its overall plan to expand its network and to generate and retain customer traffic. The Company intends to build on its relationships with large domestic and international carriers to purchase increased capacity and to otherwise support its international service offerings. In addition, the Company expects that its provision of comprehensive international services will lower the cost of carrying international traffic and result in more attractive service offerings in its core markets.

Planned Services

Facilities-Based Local Services. The Company intends to begin offering facilities-based local service in 1999 in Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont. The Company intends to deploy local facilities and enter into additional interconnection agreements in target market areas, including the Southeastern United States, as market conditions warrant. As part of its plan to offer facilities-based local exchange services, the Company (i) has obtained authority to provide local service in Connecticut, Florida,

Georgia, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Tennessee and (ii) has entered into interconnection agreements (for the purpose of gaining access to the unbundled network elements necessary to offer facilities-based local exchange services) with Bell Atlantic for Massachusetts, New Hampshire, New York and Rhode Island and with Bell South for Florida and Georgia.
The Company has commenced the negotiation of interconnection agreements in the other states where CLEC status has been obtained.

Advanced Local Services. In connection with its facilities-based local exchange service offering, the Company intends to offer value added local exchange services on both a resale basis (where such services are made available for resale) and on a switched-facilities basis, including the following: xDSL, ISDN, Centrex, Trunk Line Service, Voice Mail (unbundled network element only), Hunt Sequencing, Three Way Calling, Call Forwarding, Call Waiting, Speed Dial, Voice Dialing, All Call Blocking, Selective Blocking, Foreign Exchange, Call Trace and Caller ID. The Company recently entered into a strategic partnership with NorthPoint Communications, Inc. ("NorthPoint"), which included an equity investment by the Company in NorthPoint, to provide xDSL services to businesses currently reached by NorthPoint's infrastructure. The Company expects to begin offering such services during mid-1999.

SALES AND MARKETING

Overview

The Company's sales force seeks to provide its existing and potential customers with a comprehensive array of telecommunications services customized for the increasingly convergent voice and data marketplace.
The Company's customers consist primarily of small and medium-sized businesses that have telecommunications expenditures of less than $10,000 per month. The Company believes that RBOCs and large long distance carriers historically have not concentrated their sales and marketing efforts on this business segment, which the Company believes represents a significant portion of the telecommunications market. Through its sales force and its nine-year operating history, the Company believes it has established itself as a recognized provider of high-quality, competitively priced long distance services, with a reputation for responsive customer care.

The Company's sales and marketing approach is to build long-term business relationships with its customers, with the intent of becoming the single source provider of all their telecommunications services. The Company trains its sales force in house with a customer-focused program that promotes increased sales through both customer attraction and customer retention.

Members of the Company's sales force are assigned to one of the following sales groups: (i) the direct retail sales force, which markets the Company's retail telecommunications services directly to end users; (ii) the reseller and independent agent sales force, which markets the

Company's telecommunications services to resellers, independent marketing representatives, associations and affinity groups; and (iii) the international wholesale sales force, which sells the Company's international telecommunications services on a wholesale basis to major domestic and international telecommunications carriers.

Sales Channels

Direct Retail Sales. The Company's direct retail sales force markets the Company's retail telecommunications services directly to end users. The Company employs direct sales representatives working in 12 regional offices throughout the Northeastern and Southeastern regions of the United States. By year end 1999, the Company intends to increase its sales force to over 300 direct retail sales personnel.

The direct sales force is divided into two regions, Northeastern region and a Southeastern region. Each of the Company's existing sales offices is headed by a branch manager and is further sub-divided into smaller sales teams, each of which is headed by a team leader who directly oversees the day-to-day sales activities of his or her team and acts as a mentor to its members. Teams generally consist of eight to ten sales representatives.

The Company's direct retail sales force has a proven management structure based on a "growth from within" philosophy. As the Company opens a sales office in a new geographic area, it identifies a branch manager and team leader to head the new office. New branch managers are typically chosen from among the Company's experienced team leaders, and team leaders are typically chosen from among the Company's experienced sales representatives. Because these new positions represent promotion opportunities, the Company has been successful in opening new offices with management teams having significant Network Plus work experience. As branch managers and team leaders relocate to offices in new geographic areas, they hire new sales representatives from the area. All new sales representatives are required to receive formal in-house training, where they are expected to gain a thorough knowledge of the Company's services and the telecommunications industry. After formal training, sales representatives are permitted to pursue customers but are required to participate in a continuing mentoring program. The Company believes this philosophy is a competitive advantage in the attraction and long-term retention of sales personnel.

Reseller and Independent Agent Sales. The Company's reseller and independent agent sales force markets the Company's telecommunications services to various resellers, independent marketing representatives, associations and affinity groups. The focus of the reseller and independent agent sales force is to locate established, high-quality organizations with extensive distribution channels in order to market the Company's telecommunications services to both a broader geographic range of potential customers and a greater number of potential customers than could be reached by the direct retail sales force.

The Company sells its services on a wholesale basis to resellers, which in turn sell such services at retail to their customers. The Company generally sells its services to independent marketing representatives, associations and affinity groups on a retail basis. Use of independent marketing representatives allows the Company to reduce its marketing and other overhead costs. As compensation for their services, independent marketing representatives generally receive a commission on their sales.

International Wholesale Sales. The Company's international wholesale sales force markets the Company's international telecommunications services to both international and domestic telecommunications providers. The international wholesale sales force is focused on developing customer and vendor relationships with the top tier IXCs as well as RBOCs and selected financially stable second tier IXCs. The Company's international sales strategy is designed to leverage its existing infrastructure and increase margins on its retail business by sharing the cost of fixed facilities.

Marketing and Advertising

Historically, because the Company has been successful in relying upon its sales force to obtain additional customers and increased name recognition, the Company has refrained from undertaking significant advertising efforts. The Company is currently evaluating plans to begin a marketing and advertising campaign in support of the rollout of integrated voice and data telecommunications and xDSL solutions offered by the Company. The Company is actively involved in numerous charitable and community events, which the Company believes increase recognition of the Company in particular geographic regions.

CUSTOMER BASE

Retail Customers

The Company's customers are segmented by monthly revenue into (i) a National Account segment (over $1,000 of usage per month), (ii) a Major Account segment (between $250 and $1,000 of usage per month) and (iii) a Small Business/Residential Customer Account segment (under $250 of usage per month). This segmentation is designed to ensure that those customers generating higher monthly revenues experience a higher level of proactive customer care.

International Wholesale Customers

The Company provides wholesale international telecommunications services to numerous national and international telecommunications carriers. International wholesale telecommunications services include international transport and termination services for domestic carriers and domestic transport and termination services for international carriers. During 1998, wholesale telecommunications services accounted for 28% of the Company's revenue.

The Company strives to establish close working relationships with its wholesale international customers. The Company has been tested and approved as an authorized carrier for, and included in the routing tables of, all of its long distance and international carrier customers.

In 1998, the Company had one wholesale customer that accounted for approximately 13% of the Company's revenue; during each of 1997 and 1996, the Company had one retail customer that accounted for approximately 10% of the Company's revenue.

CUSTOMER SUPPORT

The Company maintains an emphasis on customer care to differentiate itself from its competitors. The Company provides 24-hours-per-day, 365-days-per-year customer support primarily through its customer service department in Quincy, Massachusetts. At the Company's customer support center, all customers' calls are answered by experienced customer care representatives, many of whom are cross-trained in the provisioning process. Support staff are trained to work with the Company's sales force and be proactive in the customer support process. In addition to calls made by the Company's sales department, members of the customer support staff proactively seek to contact the Company's customers. The Company's customer support team is organized to help ensure that the most knowledgeable personnel handle support requests from the largest customers.

The customer support staff utilizes a sophisticated management information system to access all customer information including contact information, customer rates, trouble ticket systems, accounts receivable and billing history. In addition, the Company utilizes a provisioning system that maintains a complete history of a customer's provisioning and allows real-time access to information concerning each transaction with the LEC or underlying carrier.

The Company monitors and measures the quality and timeliness of customer interaction through quality assurance procedures. Pick-up times for incoming calls, lengths of calls and other support information is automatically monitored by the Company's automated call distribution system ("ACD"). The Company's ACD also prioritizes incoming support requests, ensuring that the Company's largest customers receive support in the most expedient manner.

NETWORK

The Company pursues a capital-efficient network deployment strategy that involves owning switches while adding through lease or acquisition fiber optic transmission facilities on an incremental basis to satisfy customer demand. The Company's strategy has been to build a geographic concentration of revenue-producing customers through the resale of telecommunications services before building, acquiring or extending its own network to serve that concentration of customers. As network economics justify the deployment of switching or transport capacity, the

Company expands its network and migrates customers to its network. The Company believes that this strategy allows the Company to penetrate new markets through its resale solution without incurring the risks associated with speculative deployment of network elements and to focus its capital expenditures in those geographic areas and markets where network expansion will result in higher long-term operating margins.

Current Network

Switches. Currently, the Company operates an advanced telecommunications network that includes four operative Nortel switches. Two Lucent switches are currently being installed for deployment in mid-1999. Switches located in Quincy, Massachusetts and Los Angeles are both DMS 250/300 switches that combine on a single platform the DMS 250's interexchange switching capabilities and the DMS 300's international gateway capabilities. The switches located in Orlando and Chicago are both Nortel DMS 250 switches.

During December 1998, the Company carried approximately 63% of total minutes on its own network. The Company anticipates that this percentage will increase as it further expands its facilities-based infrastructure. The Company believes that increasing the traffic carried on its own network will increase long-term operating margins and give the Company greater control over its network operations.

Fiber and Transport. In August 1998, the Company entered into two 20-year IRU agreements with two separate carriers pursuant to which it acquired 625 route miles of dark fiber (1,830 digital fiber miles). When the fiber is fully deployed and activated, it will form a redundant fiber ring connecting major markets throughout New England and the New York metropolitan area, providing the Company with significant transmission capacity. The first IRU agreement is for 293 fiber route miles containing four dark Lucent TrueWave optical fibers. Markets connected by this segment include New York City, White Plains, Stamford, New Haven, New London, Providence and Boston. The second IRU agreement is for 332 fiber route miles containing two dark Lucent TrueWave optical fibers. Markets connected by this segment include Boston, Nashua, Springfield, Hartford, White Plains and New York City. The Company will install and control all electronics and optronics, including wave division multiplexing technologies.

Where the Company has not acquired fiber, it leases long-haul network transport capacity from major facilities-based carriers and local access from the ILECs in their respective territories. The Company also uses competitive access provider ("CAP") or CLEC facilities where available and economically justified. To ensure seamless off-net termination and origination, the Company also utilizes interconnection agreements with major carriers.

International. The Company's network is interconnected with a number of U.S. and foreign wholesale international carriers. The purpose of connecting to a variety of carriers is to provide state-of-the-art least-cost routing and network reliability. These interconnected international carriers are also a source of wholesale international traffic and revenue. To further support its international interconnections, the Company has entered into leases for international submarine cable facilities in TAT-12/13 RIOJA in the Atlantic Ocean and TPC-5 in the Pacific Ocean. In addition, in December 1997 the Company purchased IRU capacity in the Americas I cable system. These arrangements support existing and planned interconnections with telephone operating companies in foreign countries.

Other Features. The Company is also interconnected with two Signaling Transfer Points in Waterbury and New Haven, Connecticut to provide SS7 common-channel signaling throughout its network, thereby reducing connect
time delays and enhancing overall network efficiencies.   The Company's
uniform and advanced switching platform enables it to (i) deploy features and functions quickly throughout its entire network, (ii) expand switch capacity in a cost-effective manner, (iii) lower maintenance costs through reduced training and spare parts requirements and (iv) achieve direct connectivity to cellular and personal communication system applications in the future.

Security and Reliability. The Company has a Network Operations Center in Quincy, Massachusetts, which monitors the Company's entire network from a central location, increasing the security, reliability and efficiency of the Company's operations. Centralized electronic monitoring and control of the Company's network allows the Company to avoid duplication of this function in each region. This consolidated operations center also helps reduce the Company's per-customer monitoring and customer service costs. In addition, the Company's network employs an "authorized access" architecture. Unlike many telecommunications companies, which allow universal access to their network, the Company utilizes an automatic number identification ("ANI") security screening architecture that ensures only the ANIs of those users who have subscribed to the Company's services and have satisfied the Company's credit and provisioning criteria are allowed access to the network. The Company believes that this architecture provides the Company a competitive advantage through its ability to better control bad debt and fraud in a manner that is invisible and non-intrusive to the customer. Additionally, this architecture allows the Company to better manage network capacity, as unauthorized users cannot access and exploit the network bandwidth.

Anticipated Network Expansion

As part of its growth strategy, the Company plans to undertake a significant network expansion through the deployment of additional switching and transport infrastructure to support its goal of capturing additional market share and continuing migration of its current customers' traffic to its own network. Expansion of the Company's facilities-based infrastructure with international gateway, long distance and local switches will increase the proportion of communications traffic that is originated or terminated on its network, which the Company believes will result in higher long-term operating margins and greater control over its network operations. The Company structures its network expansion decisions in a manner designed to (i) reduce up-front capital expenditures required to enter new markets, (ii) avoid the risk of "stranded" investment in under-utilized fiber networks and (iii) enter markets and generate revenue and positive cash flow more rapidly than if the Company first constructed its own facilities. The Company intends to further expand its network in geographic areas where customer concentrations and traffic patterns make expansion economically justifiable.

The Company also plans to expand its business by offering a full range of local services in the geographic regions where the Company already has an established customer base. The Company intends to expand its local services by (i) deploying its facilities-based infrastructure in conjunction with ILEC unbundled network elements ("UNE"); (ii) in those areas where the Company has not yet deployed local facilities infrastructure, or in those areas where the Company has not yet achieved significant market penetration, reselling the ILECs' local services pursuant to state commission-mandated wholesale discounts; and (iii) entering into agreements with various ILECs and IXCs for termination and origination of traffic for the Company's on-net local customers. The Company believes this network deployment strategy, along with its ability to leverage its existing customer base and demonstrated sales and provisioning expertise, will help to produce rapid penetration into local markets. Additionally, the Company believes that the bundling of local service with its long distance or data services will enhance customer retention and further enhance operating margins.

Four phases of the Company's network expansion are anticipated to take place by the end of 1999. These phases are as follows:

IXC Platform and International Gateway. In addition to the four Nortel switches currently deployed, the Company intends to increase its IXC footprint through expanded tandem and/or end-office trunking, deployment of additional points-of-presence ("POPs") and, where traffic concentration justifies, deploying additional switching facilities. Future IXC switching sites potentially includes Texas, Colorado and the Pacific Northwest.

Local Northeast Platform. The Company is currently deploying local switching infrastructure in the Northeastern United States, which will allow the Company to take advantage of its customer concentration in this region. Specifically, the Company is deploying Lucent 5ESS switches in both Cambridge, Massachusetts and New York City, along with numerous circuit and fast packet access nodes located in central offices and targeted buildings throughout its Northeastern region.

Local Southeast Platform. The Company intends to deploy local switching infrastructure in the Southeastern United States, which will allow the Company to take advantage of its customer concentration in this region. While the Company is still evaluating various network configurations, it is the Company's current intention to install Lucent 5ESS switches in

Southeastern locations, along with numerous circuit and fast packet access nodes located in central offices and targeted buildings throughout its Southeastern region.

Service Builder. In 1998, the Company began the installation of Service Builder, Nortel's next generation AIN platform, as an extension of the SS7 technology embedded in the Company's network protocol. Specific value-added features currently supported by Service Builder include: (i) "500 number" technology; (ii) "follow me" services; (iii) local number portability (mandated by the Telecommunications Act); (iv) mass customization of number translation services; and (v) deployment of virtual private networks. The Company expects to deploy Service Builder in mid-1999.

Fiber and Transport

In addition to its current redundant fiber ring and existing transport agreements, the Company will continue to evaluate the acquisition or lease of additional intercity and intracity fiber routes.

Sprint Agreement

In those geographic areas in which the Company has not deployed network elements, it contracts for and resells long distance domestic and international services from Sprint.

MANAGEMENT INFORMATION SYSTEMS, PROVISIONING, BILLING AND COLLECTIONS

Overview

The Company is committed to the implementation of an integrated provisioning, billing, collection and customer service system that provides accurate and timely information to both the Company and its customers. The Company's billing system is designed to provide access to a broad range of information on individual customers, including their call volume, patterns of usage and billing history.

In connection with its anticipated growth, the Company has incurred and expects to incur significant costs to upgrade its information technology systems. The new system being developed by the Company is built on an open scalable client/server Oracle platform and is expected to better integrate the Company's operations, both geographically and among departments. There can be no assurance that the Company will realize the intended benefits from this new system or that the Company will not incur significant unanticipated costs in deploying this system.

Provisioning

The Company believes that a significant ongoing challenge for ICPs will be to continuously improve provisioning systems. Accordingly, the Company will continue to identify and focus on implementing the best provisioning practices in each of its markets to provide for rapid, seamless transition of customers from the ILEC to the Company. To support the provisioning of its services, the information platform being developed by the Company is designed to deliver information and automated ordering and provisioning capability directly to the end user as well as to the Company's internal staff. The Company believes that these practices and its comprehensive information technology platform, as developed, will provide the Company with a long-term competitive advantage and allow it to more rapidly implement switched local services in its markets and to shorten the time between the receipt of a customer order and the generation of revenue.

Billing

The Company maintains, within its internal OSS, all customer information, operational data, accounts receivable information, rating rules and tables, and tax tables necessary for billing its customers. The Company collects and processes on a daily basis all usage information from its own network and from the networks of third-party providers. The actual process of applying rating and taxing information to the millions of individual message units generated each month, and of generating invoice print files, is out-sourced to a third party utilizing both a redundant high-speed IBM MVS mainframe and the proven PL/1 language. Printing of invoices is out-sourced to a high-speed print shop, and the mailing of all invoices is currently handled directly by the Company. To optimize both cash flow and internal workflow metrics, the Company currently utilizes four billing cycles per month. Additional billing cycles will be added as dictated by customer growth. To ensure the quality of the billing process, the Company utilizes strict quality control checks including boundary and statistical variation testing, sample pricing matrices and direct sampling.

EMPLOYEES

As of December 31, 1998, the Company employed 406 people. In connection with its growth strategy, the Company anticipates hiring a significant number of additional personnel in sales and other areas of the Company's operations by year end 1999. As a result of the intense competition for qualified information technology personnel, the Company also uses third-party information technology consultants. The Company's employees are not unionized, and the Company believes its relations with its employees are good. The Company's success will continue to depend in part on its ability to attract and retain highly qualified employees.

INDUSTRY OVERVIEW

History and Industry Development

Prior to 1984, AT&T dominated both the local exchange and long distance marketplaces by owning the operating entities that provided both local exchange and long distance services to most of the U.S. population. Although long distance competition began to emerge in the late 1970s, the critical event triggering the growth of long distance competition was the breakup of AT&T and the separation of its local and long distance businesses as mandated by the Modified Final Judgment relating to the breakup of AT&T (the "MFJ"). To foster competition in the long distance market, the MFJ prohibited AT&T's divested local exchange businesses, the RBOCs, from acting as single-source providers of telecommunications services.

Although the MFJ established the preconditions for competition in the market for long distance services in 1984, the market for local exchange services has until recently been virtually closed to competition and has largely been dominated by regulated monopolies. Efforts to open the local exchange market began in the late 1980s on a state-by-state basis when CLECs began offering dedicated private line transmission and access services. These types of services together currently account for approximately 12% of total local exchange revenue. CLECs were restricted, often by state laws, from providing other, more frequently used services such as basic and switched services, which today account for approximately 88% of local exchange revenue.

The Telecommunications Act, which was enacted in February 1996, is considered to be the most comprehensive reform of the nation's telecommunications laws and effects the development of competition for local telecommunications services. Specifically, certain provisions of the Telecommunications Act provide for (i) the removal of legal barriers to entry to the local telecommunications services market; (ii) the interconnection of ILEC networks with competitors' networks; (iii) the establishment of procedures and requirements to be followed by the RBOCs, including the requirement that RBOCs offer local services for resale as a precondition to entering into the long distance and telecommunications equipment manufacturing markets; and (iv) the relaxation of the regulation of certain telecommunications services provided by LECs and others. The Company believes the Telecommunications Act will promote significant growth in the local telecommunications market as new market entrants provide expanded service offerings.

The Telecommunications Act further increases the opportunities available to CLECs by requiring the RBOCs and other ILECs to offer various network elements such as switching, transport and loops (i.e., the facilities connecting a customer's premises to a LEC central office) on an unbundled and non-discriminatory basis. RBOCs also are required to offer their retail services at wholesale rates for resale by other companies. By offering such services, RBOCs also meet certain Telecommunications Act requirements that are preconditions to obtaining FCC approval to provide in-region long distance services.

The continuing deregulation of the telecommunications industry and technological change has resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have expanded substantially the Company's opportunities in the converging voice and data communications services markets. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market.

This new market opportunity will permit competitive providers who can manage the operational and marketing implementation to offer a full range of telecommunications services, including local and long distance calling, toll-free calling, custom calling features, data services, Internet access and cellular services. The Company believes that customers will prefer a single source for all of their voice and data telecommunications requirements, including products, billing and service. Telecommunications companies with an established base of long distance customers will have the opportunity to sell additional services to such customers. The Company believes that a one-stop provider of integrated communications services will have the opportunity to penetrate its existing markets, expand its customer base, capture a larger portion of its customers' total expenditures on communication services and reduce customer turnover. Furthermore, companies that develop their own networks will have the opportunity to migrate customers from off-net to on-net, thereby increasing long-term operating margins and giving such companies greater control over their network operations.

The Company also believes that small and medium-sized businesses have historically been underserved with respect to customer service and support. Because, the Company believes, RBOCs and the largest national carriers primarily concentrate their sales and marketing efforts on residential and large business customers, there is a significant market opportunity with respect to small and medium-sized businesses. Geographically, the Company believes that the Northeastern and Southeastern regions of the United States are attractive markets due to a number of factors, including (i) the population density in the Northeast;
(ii) a large number of rapidly growing metropolitan clusters in the Southeast, such as Atlanta, Miami/Fort Lauderdale and Orlando; and (iii) the relatively small number of significant competitors to the ILECs.

Telecommunications Services Market

Overview of U.S. Market. The U.S. market for telecommunications services can be divided into three basic sectors: long distance services, local exchange services and Internet access services. In its February 1999 report "Trends in Telephone Service", the Industry Analysis Division of the Federal Communications Commission's Common Carrier Bureau estimated that, in the United States, long distance services generated revenue of approximately $89.0 billion in 1997 and local exchange services accounted for revenue of approximately $97.1 billion. Revenue for both local exchange and long distance services include amounts charged by long distance carriers and subsequently paid to ILECs (or, where applicable, CLECs) for long distance access.

Long Distance Services. A long distance telephone call can be envisioned as consisting of three segments. Starting with the originating customer, the call travels along a local exchange network to a long distance carrier's point of presence ("POP"). At the POP, the call is combined with other calls and sent along a long distance network to a POP on the long distance carrier's network near where the call will terminate. The call is then sent from this POP along a local network to the terminating customer. Long distance carriers provide the connection between the two local networks, and, unless the long distance carrier also provides a local service, it must pay access charges to LECs for originating and terminating calls.

Local Exchange Services. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier connects end user customers within a LATA and also provides the local portion of most long distance calls.

Internet Service. Internet services are generally provided in at least two distinct segments. A local network connection is required from the ISP customer to the ISP's local facilities. For large, communication-intensive users and for content providers, the connections are typically unswitched, dedicated connections provided by ILECs, CLECs or ICPs, either as independent service providers or, in some cases, by a company that is both a CLEC and an ISP. For residential and small and medium-sized business users, these connections are generally public switched telephone network ("PSTN") connections obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the ISP's local facilities, information can be transmitted and obtained over a packet-switched IP data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. The collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet-switching is that a single dedicated channel between communication points is never established, which distinguishes Internet-based services from the PSTN.

COMPETITION

Overview

The Company operates in a highly competitive industry and believes that it does not have significant market share in any market in which it operates. The Company expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the Telecommunications Act, and the increase in the size, resources and number of market participants. In each of its markets, the Company will face competition for local service from larger, better capitalized ILECs and CLECs. Additionally, the long distance market is already significantly more competitive than the local exchange market because the ILECs, prior to enactment of the Telecommunications Act, generally had a monopoly position within the local exchange market. While new business opportunities will be made available to the Company through the Telecommunications Act and other Federal and state regulatory initiatives, regulators are likely to provide the ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

Competition for the Company's products and services is based on price, quality, reputation, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. While the Company believes that it currently has certain advantages relating to price, quality, customer service, and responsiveness to customer needs, there is no assurance that the Company will be able to maintain these advantages or obtain additional advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, technical and other resources significantly greater than those of the Company. In addition, in December 1997 the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February 1998 and are expected to make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus further increasing the number of competitors. The new rules will also give non-U.S. individuals and corporations greater ability to invest in U.S. telecommunications companies, thus increasing the financial and technical resources potentially available to the Company and its existing and potential competitors.

Long Distance Market

The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. The Company competes against various national and regional long distance carriers, including both facilities-based providers and switchless resellers offering essentially the same services as the Company. In addition, significant competition is expected to be provided by ILECs including, when authorized, RBOCs. The Company's success will depend upon its ability to provide high-quality services at prices generally competitive with, or lower than, those charged by its competitors. In addition, the long distance industry is characterized by a high level of customer attrition or "churn". Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs and cash payments and other incentives. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. While the Company believes its customer turnover rate is lower than that of many of its competitors, the Company's revenue has been, and is expected to continue to be, affected by churn.

AT&T, MCI, Sprint and other carriers have implemented new pricing plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can also be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses that the Company primarily serves. While the Company believes small and medium-sized business customers are not aggressively targeted by large long distance providers such as AT&T, MCI and Sprint, there can be no assurance the Company's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from Internet protocol ("IP") transport, which is a developing use of packet-switched technology that can transmit voice communications at a cost that may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, requires the dialing of additional digits, and generally produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service and put pricing pressure on long distance rates. Any reduction in long distance prices may have a material adverse effect on the Company's results of operations.

One of the Company's principal competitors, Sprint, is also a major supplier of services to the Company. The Company both links its switching equipment with transmission facilities and services purchased or leased from Sprint, and resells services obtained from Sprint. There can be no assurance that Sprint will continue to offer services to the Company at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on the Company.

Local Exchange Market

Under the Telecommunications Act and related Federal and state regulatory initiatives, barriers to local exchange competition are being removed. In local telecommunication markets, the Company's primary competitor will be the ILEC serving each geographic area. ILECs are established providers of dedicated and local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to voice, data and Internet-service providers, they also provide the ILECs with increased pricing flexibility for their private line, special access and switched access services. In addition, with respect to competitive access services, the FCC recently proposed a rule that would provide for increased ILEC pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached. If the ILECs are allowed additional flexibility by regulators to offer discounts to large customers through contract tariffs, decide to engage in aggressive volume and term discount pricing practices for their customers, or seek to charge competitors excessive fees for interconnection to their networks, the revenue of competitors to the ILECs could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services, pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILECs.

The Company also will face competition or prospective competition in local markets from other carriers, many of which have significantly greater financial resources than the Company. For example, AT&T, MCI and Sprint have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the ILECs or other providers' services. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering local switched services include companies that have previously operated as competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, including RBOCs, could offer single-source local and long distance services, similar to those offered or proposed to be offered by the Company.

In addition, a continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the entities resulting from these combinations will have resources far greater than those of the Company. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered or proposed to be offered by the Company, and may be capable of offering these products sooner and at more competitive rates than the Company.

Wireless Market

The Company will also face competition from fixed wireless services, including MMDS, LMDS, 24 GHz and 38 GHz wireless communications systems, FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. In addition, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data-rate transmission services.

With respect to mobile wireless telephone system operators, the FCC has authorized cellular, PCS, and other CMRS providers to offer wireless services to fixed locations, rather than just to mobile customers, in whatever capacity such CMRS providers choose. Previously, cellular providers could provide service to fixed locations only on an ancillary or incidental basis. The authority to provide fixed as well as mobile services will enable CMRS providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with the Company and existing providers of traditional wireless telephone service.

Other

Section 271 of the Telecommunications Act prohibits an RBOC from providing long distance service that originates (or in certain cases terminates) in one of its in-region states, with several limited exceptions, until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. The FCC has denied the following applications for such approval: SBC's Texas application in June 1998; SBC's Oklahoma application in June 1997; Ameritech's Michigan application in August 1997; and BellSouth Corporation's applications for South Carolina in December 1997 and Louisiana in February 1998 and October 1998. The Company anticipates that a number of RBOCs will file additional applications for in-region long distance authority in the next two years. Bell Atlantic recently received conditional approval from the New York Public Service Commission of its Section 271 application for New York State.

Once the RBOCs are allowed to offer widespread in-region long distance services, both they and the largest IXCs will be in a position to offer single-source local and long distance service.

In addition, FCC rules went into effect in February 1998 that will make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus potentially further increasing the number of competitors.

The market for data communications and Internet access services is also extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company's success selling these services will depend heavily upon its ability to provide high quality Internet connections at competitive prices.

GOVERNMENT REGULATION

The following summary of regulatory developments and legislation does not purport to describe all present and proposed Federal, state and local regulations and legislation affecting the telecommunications industry. Other existing Federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which the telecommunications industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section summarizes regulatory and tariff issues pertaining to the operation of the Company.

Overview

The Company's services are subject to regulation by federal, state and local government agencies. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate domestic (interstate) or international communications. State regulatory commissions retain jurisdiction over carriers' facilities and services to the extent they are used to originate or terminate intrastate communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks are also subject to numerous local regulations such as building codes, franchises, and rights-of-way licensing requirements. Many of the regulations issued by these regulatory bodies may change, the results of which the Company is unable to predict.

The Federal Telecommunications Act of 1996

Statutory Requirements. On February 1, 1996, the U.S. Congress enacted comprehensive telecommunications legislation, which the President signed into law on February 8, 1996. The Company believes that this legislation is likely to enhance competition in the local telecommunications marketplace because it (i) gives the FCC authority to preempt state and local entry barriers, (ii) requires ILECs to provide interconnection to their facilities, (iii) facilitates end-users' choice to switch service providers from ILECs to CLECs and (iv) proscribes the imposition of discriminatory or anticompetitive requirements by state or local governments for use of public rights-of-way.

The Telecommunications Act requires all LECs (including ILECs and CLECs)
(i) not to prohibit or unduly restrict resale of their services; (ii) to provide local number portability; (iii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iv) to afford access to poles, ducts, conduits and rights-of-way; and (v) to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection
(a) for the transmission and routing of telephone exchange service and exchange access, (b) at any technically feasible point within the ILEC's network, (c) that is at least equal in quality to that provided by the ILEC to itself, its affiliates or any other party to which the ILEC provides interconnection, and (d) at rates, terms and conditions that are just, reasonable and nondiscriminatory. ILECs also are required under the Telecommunications Act to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local retail telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access UNEs.

In addition, the Telecommunications Act requires RBOCs to comply with certain safeguards and offer interconnection that satisfies a prescribed 14-point competitive checklist before the RBOCs are permitted to provide in-region interLATA (i.e., interexchange long distance) services. These safeguards are designed to ensure that the RBOCs' competitors have access to local exchange and exchange access services on nondiscriminatory terms and that subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards also are intended to promote competition by preventing RBOCs from using their market power in local exchange services to obtain an anti-competitive advantage in the provision of other services.

Three RBOCs, Ameritech Corp., SBC Communications Inc. (formerly Southwestern Bell Corp.) and BellSouth Corp., have filed applications with the FCC for authority to provide in-region interLATA service in selected states. The FCC has denied all such RBOC applications for in-region long distance authority filed to date. The denials of certain of these RBOC applications by the FCC are the subjects of judicial appeals and petitions for rehearing at the FCC. Other RBOCs have begun the process of applying to provide in-region interLATA service by filing with state commissions notice of their intent to file at the FCC.

The Telecommunications Act also granted important regulatory relief to industry segments that compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs have the ability to provide out-of-region long-distance services and, if they obtain authorization and under prescribed circumstances, may provide additional in-region long-distance services. RBOCs also were granted new rights to provide certain cable TV services. IXCs were permitted to construct their own local facilities and/or resell local services. State laws no longer may require cable television service providers ("CATVs") to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenue. In addition, under the Telecommunications Act all utility holding companies are permitted to diversify into telecommunications services through separate subsidiaries.

FCC Rules Implementing the Local Competition Provisions of the Telecommunications Act. On August 8, 1996, the FCC released a First Report and Order, a Second Report and Order and a Memorandum Opinion and Order in its CC Docket 96-98 (combined, the "Interconnection Orders") that established a framework of minimum, national rules enabling state public utility service commissions ("PUCs") and the FCC to begin implementing many of the local competition provisions of the Telecommunications Act.
In its Interconnection Orders, the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. The FCC also adopted a minimum list of unbundled network elements that ILECs must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements. The FCC also adopted a methodology for states to use when applying the Telecommunications Act's "avoided cost standard" for setting wholesale prices with respect to retail services.

The following summarizes the key issues addressed in the Interconnection
Orders:

 	Interconnection. ILECs are required to provide interconnection for telephone exchange or exchange access service, or both, to any requesting telecommunications carrier at any technically feasible point. The interconnection must be at least equal in quality to that by the ILEC to itself or its affiliates and must be provided on rates, terms and conditions that are just, reasonable and nondiscriminatory.

 	Access to Unbundled Elements. ILECs are required to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms, and conditions that are just, reasonable and nondiscriminatory. At a minimum, ILECs must unbundle and provide access to network interface devices, local loops, local and tandem switches (including all software features provided by such switches), interoffice transmission facilities, signaling and call-related database facilities, operations support systems, and information and operator and directory assistance facilities. Further, ILECs may not impose restrictions, limitations or requirements upon the use of any unbundled network elements by other carriers.

 	Methods of Obtaining Interconnection and Access to Unbundled Elements. ILECs are required to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC's premises, except that the ILEC may provide virtual collocation if it demonstrates to the PSC that physical collocation is not practical for technical reasons or because of space limitations.

 	Transport and Termination Charges. The FCC rules require that LEC charges for transport and termination of local traffic delivered to them by competing LECs must be cost-based and should be based on the LECs' Total Element Long-Run Incremental Cost ("TELRIC") of providing that service.

 	Pricing Methodologies. New entrants were required to pay for interconnection and UNEs at rates based on the ILEC's TELRIC of providing a particular UNEs plus a reasonable share of forward-looking joint and common costs, and may include a reasonable profit.

 	Resale. ILECs were required to offer for resale any telecommunications service that they provide at retail to subscribers who are not telecommunications carriers. PUCs were required to identify which marketing, billing, collection and other costs will be avoided or that are avoidable by ILECs when they provide services on a wholesale basis and to calculate the portion of the retail rates for those services that is attributable to the avoided and avoidable costs.

 	Access to Rights-of-Way. The FCC established procedures and guidelines designed to facilitate the negotiation and mutual provision of nondiscriminatory access by telecommunications carriers and utilities to their poles, ducts, conduits, and rights-of-way.

 	Universal Service Reform. All telecommunications carriers, including the Company, are required to contribute funding for universal service support, on an equitable and nondiscriminatory basis, in an amount sufficient to preserve and advance universal service pursuant to a specific or predictable universal service funding mechanism. On May 8, 1997, the FCC released an order implementing these requirements by reforming its existing access charge and universal service rules.

Most provisions of the Interconnection Orders were appealed. Numerous appeals were consolidated for consideration by the Eighth Circuit Court of Appeals (captioned Iowa Utilities Board v. FCC). On July 18, 1997, the Court of Appeals vacated portions of the FCC's local interconnection rules. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit decision, upholding the FCC's authority to establish national pricing rules for interconnection, unbundled network elements and resold services. The Supreme Court overturned the FCC's rules regarding what network elements must be unbundled by the RBOC's, and remanded to the FCC the question of what network elements are "necessary" to competing carriers. In addition, the Supreme Court created some uncertainty regarding the legal status of complaints filed at the FCC to enforce interconnection agreements by finding that the issue was not ripe for judicial consideration. Further proceedings on remand could affect the Company's ability to obtain interconnection agreements on favorable terms. The Company cannot assure that it will succeed in obtaining interconnection agreements on terms that would permit the Company to offer local services at profitable and competitive rates.

Any successful effort by the RBOCs or other local exchange carriers to deny or limit access to their network elements or wholesale services would have a material adverse effect on the Company's business, results of operations, and financial condition.

Section 706 Forbearance. Section 706 of the Telecommunications Act gives the FCC the right to forebear from regulating a market if the FCC concludes that such forbearance is necessary to encourage the rapid deployment of advanced telecommunications capability. Section 706 has not been used to date, but in January 1998 Bell Atlantic filed a petition under Section 706 seeking to have the FCC deregulate entirely the provision of packet-switched telecommunications services. Similar petitions were later filed by the Alliance for Public Technology and US West Inc. (currently Media One Group Inc.), and other ILECs are expected to file similar petitions in the near future.

On August 7, 1998, the FCC released an Order denying requests by the Regional Bell Operating Companies (RBOCs) that it use Section 706 of the Telecommunications Act to forbear from regulating advanced telecommunications services. Instead, the FCC determined that advanced services are telecommunications services and that ILECs providing advanced services are still subject to the unbundling and resale obligations of
Section 251(c) and the in-region interLATA restrictions of Section 271.

On the same day, the FCC released a Notice of Proposed Rulemaking
("NPRM") proposing that ILECs be permitted to offer advanced services through separate affiliates. The FCC recently adopted rules to strengthen collocation requirements to assist competing carriers in providing advanced services on a faster, more cost-effective basis; however, the FCC did not act on the separate affiliate proposal, which remains pending.
The outcome of this proceeding could have a material adverse effect on the Company.

On August 7, 1998, the FCC also issued a Notice of Inquiry ("NOI") to explore the availability of advanced, high-speed telecommunications services. On February 2, 1999, the FCC released a report finding that advanced services are being deployed to all Americans on a reasonable and timely basis and that there is no need for the FCC to undertake any further regulatory efforts beyond those underway in more general proceedings.

Other Federal Regulation. In general, the FCC has a policy of encouraging the entry of new competitors in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers and nondominant carriers. For purposes of domestic common carrier telecommunications regulation, large ILECs such as GTE and the RBOCs are currently considered dominant carriers, while CLECs are considered nondominant carriers.

 	Tariffs. As a nondominant carrier, the Company may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of nondominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports. However, nondominant carriers like the Company must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. With the exception of informational tariffs for operator-assisted services and tariffs for interexchange casual calling services, the FCC has ruled that IXCs must cancel their tariffs for domestic, interstate interexchange services. Tariffs remain required for international services. The effectiveness of those orders currently is subject to a stay issued by the U.S. Court of Appeals for the District of Columbia Circuit. On June 19, 1997, the FCC issued an order granting petitions filed by Hyperion Telecommunications Inc.
and Time Warner Inc. to provide CLECs the option to cease filing tariffs for interstate interexchange access services and has proposed to make the withdrawal of CLEC access service tariffs mandatory. Pursuant to these FCC requirements, the Company has filed and maintains tariffs for its interstate services with the FCC. All of the interstate access and retail "basic" services (as defined by the FCC) provided by the Company are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. The Company believes that its proposed enhanced voice and Internet services are

"enhanced" services that need not be tariffed. However, the FCC is reexamining the "enhanced" definition as it relates to IP transport and the Company cannot predict whether the FCC will change the classification of such services.

 	International Services. Nondominant carriers such as the Company also are required to obtain FCC authorization pursuant to Section 214 of the Communications Act and file tariffs before providing international communications services. The Company has obtained authority from the FCC to provide voice and data communications services between the United States and all foreign authorized points.

 	ILEC Price Cap Regulation Reform. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can raise prices for certain services by only a small percentage each year. In addition, there are constraints on the pricing of ILEC services that are competitive with those of CLECs. On September 14, 1995, the FCC proposed a three-stage plan that would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and ultimately would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against the Company and could have a material adverse effect on the Company. The FCC released an order on December 24, 1996 that adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs. On May 7, 1997, the FCC took further action in its CC Docket No. 94-1 updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates. These actions could have a significant impact on the interstate access prices charged by the ILECs with whom the Company expects to compete.

 	Access Charges. Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Company anticipates that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, the probable area of competition with the Company. The Company also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. On May 7, 1997, the FCC took action in its CC Docket No. 96-262 to reform the current interstate access charge system. The FCC adopted an order that makes various reforms to the existing rate structure for interstate access that are designed to move access charges, over time, to more economically efficient rate levels and structures. The following is a nonexclusive list of actions announced by the FCC:

	Subscriber Line Charge ("SLC"). The maximum permitted amount that an ILEC may charge for SLCs on certain lines was increased.
Specifically, the ceiling was increased significantly for second and additional residential lines, and for multi-line business customers.

SLC ceiling increases began in July 1997 and will be phased in over a two-year period.

 	Presubscribed Interexchange Carrier Charge ("PICC"). The FCC created a new PICC access charge rate element. The PICC is a flat-rate, per-line charge that is recovered by LECs from IXCs. The charge is designed to recover common line revenue not recovered through SLCs. Effective January 1, 1998, the maximum permitted interstate PICC charge is $0.53 per month for primary residential lines and $1.50 per month for second and additional residential lines. The initial maximum interstate PICC for multi-line businesses are $2.75. The ceilings will be permitted to increase over time.

	Carrier Common Line Charge ("CCL"). As the ceilings on the SLCs and PICCs increase, the per-minute CCL charge will be eliminated.
Until then, the CCL will be assessed on originating minutes of use. Thus, ILECs will charge lower rates for terminating than originating access. In addition, Long-term Support ("LTS") payments for universal service will be eliminated from the CCL charge.

	Local Switching. Effective January 1, 1998, ILECs subject to price-cap regulation were required to move non-traffic-sensitive ("NTS") costs of local switching associated with line ports to common line rate elements and recover them through the common line charge discussed above. Local switching costs attributable to dedicated trunk ports must be moved to the trunking basket and recovered through flat-rate monthly charges.

	Transport. The "unitary" rate structure option for tandem-switched transport was eliminated effective July 1, 1998. For price cap LECs, additional rate structure changes became effective on January 1, 1998, which altered the recovery of certain NTS costs of tandem- switching and multiplexing and the minutes-of-use assumption employed to determine tandem-switched transport prices. Also effective January 1, 1998, certain costs currently recovered through the Transport Interconnection Charge ("TIC") were reassigned to specified facilities charges. The reassignment of tandem costs currently recovered through the TIC to the tandem switching charge will be phased in evenly over a three-year period. Residual TIC charges will be covered in part through the PICC, and price cap reductions will be targeted at the per-minute residual TIC until it is eliminated.

In other actions, the FCC clarified that ILECs may not assess interstate access charges on the purchasers of unbundled network elements or information services providers (including ISPs). Further regulatory actions affecting ISPs are being considered in a FCC notice of inquiry released on December 24, 1996. The FCC also decided not to adopt any regulations governing the provision of terminating access by CLECs. ILECs also were ordered to adjust their access charge rate levels to reflect contributions to and receipts from the new universal service funding mechanisms.

The FCC also announced that it will, in a subsequent Report and Order, provide detailed rules for implementing a market-based approach to further access charge reform. On October 5, 1998, the FCC asked interested parties to update and refresh its record on pricing flexibility. That process will give ILECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The FCC also adopted a "prescriptive safeguard" to bring access rates to competitive levels in the absence of competition. For all services then still subject to price caps and not deregulated in response to competition, the FCC required ILECs subject to price caps to file Total Service Long-Run Incremental Cost ("TSLRIC") cost studies no later than February 8, 2001.

This series of decisions is likely to have a significant impact on the operations, expenses, pricing and revenue of the Company and costs vis-a-vis larger, more efficient carriers such as AT&T, MCI and Sprint. Various parties have sought reconsideration or appeal of various aspects of the FCC's access charge rulings and part of the order ultimately could be set aside or revised. On August 19, 1998, the Court of Appeals for the Eighth Circuit upheld the FCC's May 7, 1997 order in CC Docket No. 96-262. The Company cannot predict the outcome of these proceedings.

Universal Service Reform. On May 8, 1997, the FCC released an order in its CC Docket No. 96-45, which reforms the current system of interstate universal service support and implements the universal service provisions of the Telecommunications Act. The FCC established a set of policies and rules that ensure low-income consumers and consumers that live in rural, insular and high-cost areas receive a defined set of local telecommunications services at affordable rates. This is accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high-cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of eligible schools, libraries and rural health care providers to telecommunications networks. These programs will be funded by assessment of eligible revenue of nearly all providers of interstate telecommunications carriers, including the Company.

The Company, like other telecommunications carriers that provide interstate telecommunications services, will be required to contribute a portion of its end-user telecommunications revenue to fund universal service programs. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed based on intrastate, interstate and international end user telecommunications revenue. Contribution factors vary quarterly, and carriers, including the Company, are billed each month. Contribution factors for the first two quarters of 1999 have been determined by the FCC as follows: first quarter and second quarter factors are 3.18% and 3.05%, respectively, for the high cost and low income funds (interstate and international end user telecommunications revenue) and 0.58% and 0.57%, respectively, for the schools, libraries and rural health funds (intrastate, interstate and international end user communications revenue). In addition, many state regulatory agencies have instituted proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Telecommunications Act. As a result, the Company will be subject to state, as well as federal, universal service fund contribution requirements, which will vary from state to state. Several parties have appealed the FCC's May 8th order, and these appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. In addition, a number of telecommunications companies have filed a petition for a stay with the FCC, which is currently pending.

Pursuant to the Universal Service Order, all carriers were required to submit a Universal Service Fund worksheet biannually on March 31 and September 1. The Company has filed its required Universal Service Fund worksheets. The amounts remitted to the Universal Service Fund may be billed to the Company's customers. If the Company does not bill these amounts to its customers, its profit margins may be less than if it had elected to do so. However, if the Company elects to bill these amounts to its customers, customers may reduce their use of the Company's services, or elect to use the services provided by the Company's competitors, which may have a material adverse effect upon the Company's business, financial condition, or results of operation. The Company is eligible to qualify as a recipient of universal service support if it elects to provide facilities-based local service to areas designated for universal service support and if it complies with federal and state regulatory requirements to be an eligible telecommunications carrier. The Company may also qualify to receive universal support if it provides eligible services to schools and libraries at discounted rates. The FCC's decisions in CC Docket No. 96-45 could have a significant impact on future operations of the Company. Significant portions of the FCC's order have been appealed and are under review by the U.S. Court of Appeals for the Fifth Circuit. The Company cannot predict the outcome of these proceedings.

Current Company Certifications. The Company has received Section 214 authorization from the FCC allowing it to engage in business as a resale and facilities-based international carrier.

State Regulation

Most states require a certification or other authorization to offer local exchange and intrastate long distance services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In addition to tariff requirements, most states require that common carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States generally retain the right to sanction a carrier or to revoke certification if a carrier violates relevant laws and/or regulations. If any state regulatory agency were to conclude that the Company is or was providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services. The Company holds authority to provide intrastate interLATA and, where authorized, intraLATA toll service in 49 states. The authority in some states may be limited to resale of long distance service. The Company is in the process of obtaining intrastate toll authority in Alaska. The Company has authority to provide competitive local exchange service in Connecticut, Florida, Georgia, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Tennessee. The Company has applications pending to provide resold and facilities-based competitive local exchange services in several other Northeastern and Southeastern states. There can be no assurance that the Company will receive the authorizations it seeks currently or in the future.

The Company believes that most, if not all, states in which it proposes to operate as a local telecommunications provider will require certification or other authorization to offer local intrastate services. Many of the states in which the Company intends to operate are in the process of addressing issues relating to the regulation of CLECs.

In some states, existing state statutes, regulations or regulatory policy may preclude some or all forms of local service competition. However,
Section 253 of the Telecommunications Act prohibits states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC has the authority to preempt any such state or local requirements to the extent necessary to enforce the Telecommunications Act's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service if such requirements do not constitute prohibited barriers to market entry.

Some states in which the Company operates are considering legislation that could impede efforts by new entrants in the local services market to compete effectively with ILECs.

The Company believes that, as the degree of intrastate competition increases, the states will offer the ILECs increasing pricing flexibility. This flexibility may present the ILECs with an opportunity to subsidize services that compete with the Company's services with revenue generated from non-competitive services, thereby allowing ILECs to offer competitive services at prices below the cost of providing the service. The Company cannot predict the extent to which this may occur or its impact on the Company's business.

Local Interconnection. The Telecommunications Act imposes a duty upon all ILECs to negotiate in good faith with potential interconnectors to provide interconnection to the ILEC networks, exchange local traffic, make unbundled network elements available and permit resale of most local services. In the event that negotiations do not succeed, the Company has a right to seek state PUC arbitration of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to U.S. Courts of appeal. The Company may experience difficulty in obtaining timely ILEC implementation of local interconnection agreements, and there can be no assurance the Company will offer local services in these areas in accordance with its projected schedule, if at all.

Local Government Authorizations. If the Company constructs local networks, it will be required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. In some municipalities, the Company may be required to pay license or franchise fees based on a percentage of gross revenue or on a per linear foot basis, as well as post performance bonds or letters of credit. There can be no assurance that the Company will not be required to post bonds in the future. In many markets, the ILECs do not pay such franchise fees or pay fees that are substantially less than those that will be required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. However, the Telecommunications Act provides that any compensation extracted by states and localities for use of public rights-of-way must be "fair and reasonable", applied on a "competitively neutral and nondiscriminatory basis" and be "publicly disclosed" by such government entity.

Executive Officers and Directors

The following table provides certain information regarding the executive officers and directors of the Company, including their ages, as of December 31, 1998:

         NAME              AGE           POSITION
------------------------   ---  ------------------------------------------
Robert T. Hale              60  Chairman of the Board of Directors

Robert T. Hale, Jr.         32  Chief Executive Officer, President and
                                Director

James J. Crowley            34  Executive Vice President, Chief Operating
                                Officer, Secretary and Director

David Martin                59  Director

Joseph C. McNay             64  Director

Michael F. Oyster           42  Executive Vice President of Networks and
                                Product Development

Joseph Haines               36  Vice President of Local Operations

Steven L. Shapiro           40  Vice President of Finance,
                                Chief Financial Officer and Treasurer

Steven J. Stanfill          45  Vice President of Network Services

Kevin B. McConnaughey       41  Vice President and General Manager of
                                International Services

Robert T. Hale is a co-founder of the Company and has served as Chairman of the Board since its inception in 1990. Mr. Hale is a founding member of the Telecommunications Resellers Association and has served as chairman of its Carrier Committee since 1993 and served as chairman of its board from May 1995 to May 1997. Mr. Hale was president of Hampshire Imports, the original importer of Laura Ashley Womenswear to the U.S. and a manufacturer of exclusive women's apparel, from 1968 to 1992.

Robert T. Hale, Jr., is a co-founder of the Company and has served as Chief Executive Officer, President and Director since its inception in 1990. He was employed by U.S. Telecenters, a sales agent for NYNEX Corporation, from 1989 to 1990, and as a sales representative at MCI from 1988 to 1989.

James J. Crowley has served as Executive Vice President since 1994 and became Chief Operating Officer and a Director in 1998. He was an attorney at Hale and Dorr LLP, a Boston law firm, from 1992 to 1994.

David Martin has served as a Director of the Company since September 1998. Mr. Martin was employed by Texas Instruments Inc. from 1960 until June 1998, most recently as Executive Vice President. Mr. Martin is a member of the Board of Directors of Mathsoft Inc.

Joseph C. McNay has served as a Director of the Company since September 1998. Mr. McNay serves as Chairman and Chief Investment Officer of Essex Investment Management Company, LLC, a private investment management company founded by Mr. McNay in 1976. Previously he served as Executive Vice President and Director of Endowment Management & Research Corp. Mr. McNay serves as Trustee of University Hospital, Boston, Trustee of Simmons College, Trustee of the Dana Farber Cancer Institute, and Chairman and Trustee of Children's Hospital, Boston.

Michael F. Oyster was named Executive Vice President of Networks and Product Development in July 1998. Mr. Oyster served as Regional Vice President and General Manager, and in other capacities, at Teleport Communications Group from August 1997 to July 1998. Mr. Oyster served in various capacities at AT&T from 1977 to 1997.

Joseph Haines was named Vice President of Local Operations in July 1998. From 1992 to 1998, Mr. Haines held various positions with Teleport Communications Group, most recently as its Regional Vice President of Operations.

Steven L. Shapiro has served as Vice President of Finance, Chief
Financial Officer and Treasurer since July 1997. He served as Vice President and Controller of Grossman's Inc., a publicly held retailer of building materials, from 1993 to 1997, and as its Assistant Controller from 1986 to 1993. Mr. Shapiro served as a certified public accountant with Arthur Andersen & Co. from 1979 to 1986.

Steven J. Stanfill has served as Vice President of Network Services since 1994. He served as Vice President of Network Operations at Ascom Communications, a telecommunication services provider, from 1989 to 1994. From 1983 to 1989, Mr. Stanfill served in various management capacities at National Applied Computer Technologies, a telecommunications switching equipment manufacturer.

Kevin B. McConnaughey has served as Vice President and General Manager of International Services since March 1997. From 1995 to 1997, he was Associate Vice President of Business Development for Teleglobe
International. From 1990 to 1995, Mr. McConnaughey was employed by Sprint International, where he held a variety of product management, international carrier relations and marketing positions.

Each director serves until his or her successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors. Robert T. Hale, Jr. is the son of Robert T. Hale. There are no other family relationships among the Company's executive officers and directors. No executive officer of the Company is a party to an employment agreement with the Company.


Item 2.  PROPERTIES

The Company's corporate headquarters are located in a 39,500-square foot facility in Quincy, Massachusetts. The Quincy facility also serves as a sales office and includes the Company's customer service operations, certain network facilities and its Network Operations Center. The Quincy facility is leased from an affiliate of the Company. The Company currently leases 11 additional facilities for current sales offices. The Company also leases real estate to house its telemarketing center in Largo, Florida, interexchange switching facilities in Los Angeles, Chicago and Orlando, and local switching facilities in Cambridge, Massachusetts and New York City. The Company has also recently entered into a lease to house a network management facility on Long Island, New York.


Item 3.  LEGAL PROCEEDINGS

From time to time the Company is party to routine litigation and proceedings in the ordinary course of its business. The Company is not aware of any current or pending litigation to which the Company is or may be a party that the Company believes could have a material adverse effect on the Company's results of operations or financial condition.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


Market for the Company's Common Stock

Network Plus Corp.'s Common Stock does not currently trade on any market. There were 2 holders of the Company's Common Stock on March 26, 1999.


Dividend Policy

On September 2, 1998, the Company paid a dividend to Robert T. Hale and Robert T. Hale, Jr. in the aggregate amount of $5.0 million, of which $1.9 million was reinvested by one of the stockholders in the form of a long-term loan to the Company. For the foreseeable future the Company intends to retain its earnings for its operations and expansion of its business and it does not expect to pay dividends on its Common Stock (other than in amounts necessary to enable the Company's stockholders to pay taxes and related tax preparation expenses in respect of income allocated to such stockholders through the date the Company's status as an S Corporation ceased). The payment of any future dividends will be at the discretion of the Board of Directors, except as required by the terms of the 13.5% Series A Cumulative Preferred Stock, and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements and general business outlook at the time payment is considered. In addition, the Company's ability to pay dividends will depend upon the amount of distributions, if any, received from Network Plus, Inc. or any future operating subsidiaries of the Company. The Company intends to exercise its option to make dividend payments on the Series A Preferred Stock prior to September 1, 2003 by allowing such dividends to be added to the specified amount of the 13.5% Series A Cumulative Preferred Stock. The New Revolving Credit Facility, as defined herein, will, and any future indebtedness incurred by the Company may, restrict the ability of the Company to pay dividends.

Recent Sales of Unregistered Securities

Set forth below is certain information regarding securities issued by the Registrant in 1998.

1. Upon its inception in July 1998, the Registrant issued 5,000,000 shares of Common Stock to each of Robert T. Hale and Robert T. Hale, Jr., in exchange for all of the issued and outstanding shares of common stock of Network Plus, Inc.

2. In September 1998, the Registrant issued 40,000 Units, each consisting of one share of 13.5% Series A Cumulative Preferred Stock due 2009 and 7.75 Initial Warrants and 15 Continent Warrants, each to purchase one share of Common Stock, for an aggregate purchase price of $40,000,000. The initial purchasers were Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, who received a purchase price discount of 3.25% for acting as underwriters in connection therewith.

3. The Registrant granted stock options to employees and a consultant to purchase an aggregate of 741,140 shares of Common Stock with exercise prices ranging from $15.00 to $50.00 per share.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions set forth in Sections 3(b) and 4(2) of the Securities Act, or regulations promulgated thereunder, relating to sales by an issuer not involving a public offering. In the case of certain options to purchase shares of Common Stock, such offers and sales were made in reliance upon an exemption from registration under Rule 701 of the Securities Act. Except as noted above, no underwriters or placement agents were involved in the foregoing sales of securities.

Preferred Stock Offering and Use of Proceeds

On February 16, 1999, the Securities and Exchange Commission issued an order declaring the Company's registration statement on Form S-1 effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. The registration statement (File No. 333-64663) registered for resale 58,276 shares of 13.5% Series A Cumulative Preferred Stock Due 2009 (41,350 outstanding shares and 16,926 shares that may be issued as dividends).

The Preferred Shares were originally issued and sold on September 3, 1998 in a transaction exempt from registration under the Securities Act. The transaction was for the sale of 40,000 Units, consisting of $40,000,000 of 13.5% Series A Cumulative Preferred Stock due 2009, 310,000 initial warrants to purchase 310,000 shares and 600,000 contingent warrants to purchase 600,000 shares of common stock of the Company. The underwriters in this transaction were Goldman, Sachs & Co., (24,000 units), Lehman Brothers Inc. (8,000 units) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (8,000 units).

Net proceeds from the offering, after deducting discounts and offering expenses totaling $2.5 million, were $37.5 million. The Company used $9.8 million of the net proceeds to pay down borrowings under its then outstanding revolving credit agreement. The remainder of the net proceeds were invested in cash equivalents and will be used to finance the Company's anticipated expansion, including the expansion of its local telecommunications infrastructure, information technology systems and sales force; and for working capital. At December 31, 1998, the Company's cash and cash equivalents totaled $12.2 million.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. The financial and balance sheet data for the years ending December 31, 1995, 1996, 1997 and 1998 have been derived from financial statements that have been audited by

PricewaterhouseCoopers LLP, independent accountants. The financial data presented for the year ended December 31, 1994 are derived from the unaudited financial statements of the Company and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations and financial condition for those periods. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, of the Company appearing in Item 8.

For periods prior to the formation of the Company on July 15, 1998, the financial data reflect the financial statements of Network Plus, Inc., the Company's wholly-owned subsidiary, as it was the sole operating entity.

                                          Year Ended December 31,
                               ---------------------------------------------
                                 1994     1995     1996     1997      1998
                               -------- -------- -------- -------- ---------
                                   (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
  Revenue                      $30,754  $49,024  $75,135  $98,209  $105,545
  Costs of services             16,061   35,065   57,208   78,106    78,443
  Selling, general
   and administrative           11,631   17,697   19,230   25,704    29,426
  Depreciation and
   amortization                    180      276      533      994     2,037
                               -------- -------- -------- -------- ---------
  Operating income (loss)        2,882   (4,014)  (1,836)  (6,595)   (4,361)
  Interest income                   37      202       95       86       395
  Interest expense                  (2)     (40)    (313)    (557)   (1,474)
  Other income, net                102    7,859    3,529    3,917       151
  (Provision) credit for
   income taxes                   (167)    (312)     (60)     (42)      906
                               -------- -------- -------- -------- ---------
  Net income (loss)              2,852    3,695    1,415   (3,191)   (4,383)
  Preferred stock
   dividends and accretion          -        -        -        -     (2,005)
                               -------- -------- -------- -------- ---------
  Net income (loss)
   applicable to common
   stockholders                $ 2,852  $ 3,695  $ 1,415  $(3,191) $ (6,388)
                               ======== ======== ======== ======== =========
  Net income (loss) per
   share applicable common
   stockholders -
   basic and diluted           $  0.29  $  0.37  $  0.14  $ (0.32) $  (0.64)
                               ======== ======== ======== ======== =========
  Pro forma net income
   (loss) per share
   applicable to common
   stockholders -
   basic and diluted           $  0.18  $  0.24  $  0.09  $ (0.21) $  (0.54)
                               ======== ======== ======== ======== =========
  Weighted average shares
   outstanding -
   basic and diluted            10,000   10,000   10,000   10,000    10,000
                               ======== ======== ======== ======== =========

                                             December 31,
                              ---------------------------------------------
                                1994     1995     1996     1997      1998
                              -------- -------- -------- -------- ---------
                                  (in thousands, except per share data)
BALANCE SHEET DATA:
  Cash and cash equivalents   $ 1,232  $ 1,673  $ 2,303  $ 1,567  $ 12,197
  Current assets                9,264   16,441   19,771   28,521    31,050
  Property and equipment, net   1,435    1,507    3,075    6,957    15,822
  Working capital               4,388    2,369    1,621   (3,128)  (16,168)
  Total assets                 11,264   18,005   22,915   35,581    48,868
  Other long-term obligations      24       11      664    3,623     5,072
  Redeemable Series A
   Preferred Stock                 -        -        -        -     35,146
  Total stockholders' equity
   (deficit)                    2,117    3,922    4,101      309    (6,723)

                                          Year Ended December 31,
                              ---------------------------------------------
                                1994     1995     1996     1997      1998
                              -------- -------- -------- -------- ---------
                                  (in thousands, except per share data)
OTHER FINANCIAL DATA:
  Capital expenditures            813      860    2,135    3,363    10,919
  EBITDA (1)                    3,164    4,121    2,226   (1,684)   (2,173)
  Net cash provided by (used
   for) operating activities    1,904    2,463     (322)     184   (10,768)
  Net cash provided by (used
   for) investing activities      368     (184)    (644)  (6,924)   (1,402)
  Net cash provided by (used
   for) financing activities   (1,255)  (1,903)   1,596    6,004    22,800
  Ratio of earnings to
   combined fixed charges (2)    23.4x    20.4x     3.7x    (2.9)x    (0.5)x

<F1>
 (1) EBITDA consists of net income (loss) before net interest, income taxes, depreciation and amortization. Management believes that EBITDA is a useful financial performance measure for comparing companies in the telecommunications industry in terms of operating performance, leverage, and ability to incur and service debt, because it provides an alternative measure of cash flow from operations. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), net cash provided by (used for) operating activities or other consolidated income or cash flow statement data presented in accordance with generally accepted accounting principles ("GAAP") or as a measure of profitability or liquidity. EBITDA does not reflect working capital changes and includes non-interest components of other income (expense), most of which are non-recurring.
These items may be considered significant components in understanding and assessing the Company's results of operations and cash flows. EBITDA may not be comparable to similarly titled amounts reported by other companies.
<F2>
(2) For purposes of calculating the ratio of earnings to combined fixed charges, "earnings" represent net income (loss) before income taxes plus combined fixed charges, and combined fixed charges consist of interest expense, preferred stock dividends and accretion of issuance costs and discount, and the interest portion of operating lease rentals. For the years ended December 31, 1997 and 1998, earnings were insufficient to cover combined fixed charges by $3.1 million and $5.3 million, respectively.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with the financial statements and related notes and other detailed information regarding the Company included elsewhere in this Annual Report. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact regarding the Company or any of the transactions described herein, including the time, financing, strategies and effects of such transactions and the Company's growth strategy and anticipated growth, are forward-looking statements. Actual events or results may differ materially from such statements, including as a result of the statements set forth below under the heading "Certain Factors That May Affect Future Operating Results".

For periods prior to the formation of the Company on July 15, 1998, the financial data reflect the financial statements of Network Plus, Inc., the Company's wholly-owned subsidiary, as it was the sole operating entity.

Overview

The Company was founded in 1990 as an aggregator of AT&T long distance services, reselling AT&T branded products primarily to small and medium-sized businesses. As an aggregator of AT&T services, customers were billed and serviced by AT&T. The Company derived its profits through 1993 by obtaining volume discounts on bulk purchases of long distance services from AT&T and passing along a portion of these discounts to its customers.

In 1993, the Company entered into an agreement with Sprint Communications Company L.P. ("Sprint") and in 1994 began to resell Sprint telecommunications services. As a reseller of Sprint, the Company began provisioning, servicing and billing customers under the Network Plus name. Volume discounts offered by Sprint enabled the Company to offer low-cost, high quality, long distance services at favorable rates to its customers. In addition, by servicing its own customers, the Company was better able to meet customer needs and control costs.

In mid-1996, in addition to provisioning customer traffic onto Sprint's network ("off-net" traffic) as a switchless reseller of Sprint long distance services, the Company initiated the deployment of its own long distance network and began operating as a switch-based provider in certain states, switching customer traffic on its own facilities ("on-net" traffic). The Company's decision to deploy switches was based on economic efficiencies resulting from customer concentrations and traffic patterns. Installation of telephony switches was completed in Quincy, Massachusetts in June 1996, Orlando in November 1997 and Chicago and Los Angeles in

March 1999. As a switch-based provider, the Company is able to lower its direct transmission costs.

In mid-1998, the Company entered into two 20-year indefeasible right-of-use ("IRU") agreements pursuant to which it acquired 625 route miles of dark fiber (1,830 digital fiber miles). When the fiber is fully deployed and activated, it will form a redundant fiber ring connecting major markets throughout New England and the New York metropolitan area, providing the Company with significant transmission capacity.

The Company has sold wholesale services for international traffic since 1997. In 1998, the Company began offering off-net local exchange services in selected markets. The Company intends to continue to add services to maintain and enhance its position as an integrated communications provider ("ICP"). The Company's strategic initiatives include expanding its service offerings to include Internet, on-net local exchange, and enhanced bandwidth services (e.g. xDSL services). By adding these services, the Company will offer a single-source solution for all of the telecommunication needs of its customers. The Company believes the expansion of service offerings will improve customer retention and market share, while simultaneously reducing overall transmission costs.

The Company sells its services through a direct retail sales force, an international wholesale sales force and a reseller and independent agent sales force. As the Company expands its network facilities, the Company intends to increase its sales force to approximately 300 members by year end 1999. The investment in the sales force, expansion of the existing network and the addition of new and enhanced services will require significant expenditures, a substantial portion of which will be incurred before related revenue is realized. As these expansion plans are undertaken and the revenue base grows, future periods of operating losses and negative cash flows from operations are anticipated.

Results of Operations


The following table sets forth for the periods indicated certain financial data as a percentage of revenues:
                                                    Year Ended
                                                    December 31,
                                             --------------------------
                                               1998     1997     1996
                                             -------- -------- --------
Revenue                                       100.0 %  100.0 %  100.0 %
Cost of services                               74.3     79.5     76.1
Selling, general and administrative            27.9     26.2     25.6
Depreciation and amortization                   1.9      1.0      0.7
Operating loss                                 (4.1)    (6.7)    (2.4)
Other income (expense)                         (0.1)     3.5      4.4
Income (loss) before income taxes              (5.0)%   (3.2)%   (2.0) %


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenue. Revenue increased 7.5% to $105.5 million for the year ended December 31, 1998 from $98.2 million for the year ended December 31, 1997. Revenue for the year ended December 31, 1997 included approximately $12.6 million from two customers with whom the Company did not do business in 1998. Exclusive of the revenue from these two former customers, revenue increased by 23.2% from period to period. The components of revenue in each year reflect the Company's initiative to become a facilities-based services provider. In 1998, on-net revenue and on-net billed customer minutes were 63.1% and 54.2%, respectively, of total revenue and minutes, as compared to 40.2% and 21.2%, respectively, in 1997.

Costs of Services. Costs of services for the year ended December 31, 1998 totaled $78.4 million, an increase of 0.4% from the $78.1 million incurred in the corresponding period in 1997. As a percentage of revenue, costs of services decreased to 74.3% in 1998 from 79.5% in 1997, reflecting the increase in on-net traffic, the reduced costs of carrying off-net traffic and a reduction in costs of originating and terminating traffic. Costs of originating and terminating traffic have declined in part as a result of provisions mandated by the Telecommunications Act of 1996. Finally, increased competition in the long distance telecommunications industry resulted in slightly lower pricing and margins in 1998, as compared to 1997.

Selling, General and Administrative. Selling, general and administrative expenses increased by 14.5% to $29.4 million for the year ended
December 31, 1998 from $25.7 million for the year ended December 31, 1997, and increased as a percentage of revenue to 27.9% from 26.2% for the corresponding periods. Within selling, general and administrative expenses, the largest component is personnel and related expenses, which combines all wages and salaries, along with commissions earned by the Company's sales force. These expenses increased by 26.3% from 1997 to 1998, reflecting an increase in the number of employees. In April 1998, the Company commenced its initiative to expand its 96-member sales force, and as of December 31, 1998, the sales force had increased to 220 members. Other expenses within selling, general and administrative expenses increased as a result of the Company's ongoing growth.

Depreciation and Amortization. Depreciation and amortization increased to $2.0 million for the year ended December 31, 1998 from $1.0 million for the year ended December 31, 1997, reflecting the Company's network build out and capital additions for the Company's internal computer systems.

Interest. Interest expense, net of interest income, increased to $1.1 million for the year ended December 31, 1998 from $471,000 for the year ended December 31, 1997. This increase resulted from interest on capital leases entered into in the latter half of 1997 to finance network additions and internal computer systems, interest incurred related to notes payable entered into in December 1997, and additional interest related to higher levels of revolving credit borrowings in 1998, offset somewhat by interest earned on investments during the fourth quarter of 1998.

Other Income (Expense). Other income totaled $151,000 in the year ended December 31, 1998 and $3.9 million in the year ended December 31, 1997. The $3.9 million in 1997 principally related to warrants. In 1995, the Company transferred (the "Transfer") certain customers to whom it provided long distance and toll-free telecommunications services pursuant to certain AT&T resale contracts (the "AT&T contracts") to Tel-Save Holdings, Inc. ("Tel-Save"). Concurrent with the Transfer, the
Company's obligations to AT&T under the AT&T contracts were terminated without obligation or liability on the part of the Company. Prior to the time of this transaction, there was no value recorded in the financial statements related to these customers. In consideration of the Transfer, the Company received four separate warrants to purchase a total of 1,365,000 shares of Tel-Save common stock at an exercise price of $4.67 per share (after reflecting stock splits through December 31, 1997). Each warrant vested separately based on the retail revenue generated by Tel-Save with respect to the transferred customers, which had to exceed specified levels for three consecutive months. The warrants expired at various dates through 1997. In addition to the Warrant Agreements, the Company was subject to a Voting Rights Agreement whereby Tel-Save retained the right to hold and vote the stock until the Company informed Tel-Save it wished to sell the stock. Upon receiving such notice from the Company, Tel-Save was obligated either to purchase the stock at the price offered by the Company or, alternatively, to deliver the common stock certificates to the Company.

In 1996, the vesting requirements were met with respect to the first three warrants. The vesting requirement for the first warrant was met at the end of the third quarter of 1996, entitling the Company to purchase 600,000 shares of Tel-Save common stock. The Company exercised this warrant and sold the related common stock, which had previously been registered, resulting in net proceeds and other income of $1.4 million in the third quarter of 1996.

The vesting requirements with respect to the second and third warrants were met in November 1996. The second warrant entitled the Company to purchase 300,000 shares of Tel-Save common stock prior to January 8, 1997. The third warrant entitled the Company to purchase 150,000 shares of Tel-Save Common stock prior to June 10, 1997. The warrants were valued upon vesting at approximately $2.1 million using the Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5.1%, warrant lives reflecting the respective expiration periods, expected volatility of 50% and no dividend rate. At December 31, 1996, the warrants had not yet been exercised and were classified as investments. The value of the warrants at December 31, 1996 was the fair value recorded by the Company at the date of vesting. Other income of $2.1 million related to the second and third warrants was recognized in the fourth quarter of 1996. On January 6, 1997, the Company exercised the second and third warrants and paid Tel-Save the total exercise price of $2.1 million.

The vesting requirement with respect to the fourth warrant was met in June 1997, entitling the Company to purchase 315,000 shares of Tel-Save common stock. The fourth warrant was valued upon vesting at approximately $3.4 million using Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5.1%, a warrant life reflecting the June 1997 expiration period, expected volatility of 50% and no dividend rate. On June 4, 1997, the Company exercised the warrant, paid Tel-Save the exercise price of $1.5 million and recorded other income of approximately $3.4 million.

On November 7, 1997, Tel-Save filed a registration statement with the SEC, listing the Company as a selling shareholder with respect to 765,000 shares (the total shares purchased by the Company, after reflecting stock splits, under the second, third and fourth warrants). Following the registration of the common stock, the Company intended to immediately sell the shares of Tel-Save, which had a market value of approximately $16.6 million at that date, as it had done previously with respect to the shares acquired upon exercise of the first warrant. Accordingly, all activities necessary for the transfer of the certificates were completed and the Company issued a demand to Tel-Save for the common stock certificates or, alternatively, requested that Tel-Save purchase the shares. Throughout the remainder of the fourth quarter, Tel-Save refused to deliver the common stock certificates to the Company.

In order to take physical possession of the Tel-Save common stock certificates, the Company filed a lawsuit against Tel-Save in January 1998. On June 24, 1998, a settlement agreement was signed between the parties pursuant to which the Company received a total of $9.5 million from Tel-Save. As part of the settlement, all 765,000 shares were either returned to or repurchased by Tel-Save. Following the June 1998 settlement, there are no continuing obligations between the parties. Accordingly, the Company's investment in Tel-Save at December 31, 1997 was valued at the final negotiated payment. This settlement resulted in approximately $422,000 other income, recorded in the fourth quarter of 1997.

Income Taxes. In the year ended December 31, 1998, net income tax credits of $906,000 were recorded. In September 1998, the Company converted from an S Corporation to a C Corporation, and a $480,000 provision for deferred taxes was recorded to reflect the change in status. Offsetting this provision were tax credits recorded at statutory rates for both Federal and state taxes. Prior to conversion, income taxes were provided solely for state tax purposes. State income taxes in 1997 totaled $42,000.

Net Income (Loss) and Net Income (Loss) Applicable to Common Stockholders. As a result of the aforementioned increases in revenue, operating expenses, depreciation and amortization, net interest expense, the Company incurred a net loss of $4.4 million in 1998, compared to a net loss of $3.2 million in 1997.

In 1998, the Company accrued dividends to be paid in the form of additional shares of Series A Preferred Stock totaling $1,814,000 and recorded $191,000 of accretion of offering expenses and discount on this preferred stock issued September 3, 1998. The resulting net loss applicable to common stockholders in 1998 was $6.4 million, compared to a net loss of $3.2 million in 1997.

EBITDA. EBITDA decreased to negative $2.2 million for the year ended December 31, 1998 from negative $1.7 million for the year ended
December 31, 1997. This decline was due to income in 1997 related to the Tel-Save warrants, offset by increases resulting from changes in revenues, network development, operations and selling, general and administrative expenses discussed above.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenue. Revenue increased by 30.7% to $98.2 million in 1997 from $75.1 million in 1996, primarily related to an increase in the Company's customer base. The Company's customers totaled approximately 30,000 at the end of 1997 and 19,000 at the end of 1996. Revenue in 1996 also included approximately $1.8 million related to the amortization of credits received through AT&T sales promotions on three-year contracts that were fully amortized by year end 1996.

Costs of Services. Costs of services increased to $78.1 million in 1997 from $57.2 million in 1996, a 36.5% increase, and increased as a percentage of revenue to 79.5% in 1997 from 76.1% in 1996. The increase as a percentage of revenue resulted from several factors. Revenue in 1996 included $1.8 million of nonrecurring revenue derived from the amortization of the AT&T credits described above. In mid-1996, the Company began to operate its own network, incurring start up costs related to investment in these facilities. The first network switch, deployed in Quincy, Massachusetts in June 1996, did not begin to carry any significant traffic until late 1996. A second switch, deployed in Orlando, Florida in November 1997, did not carry any significant traffic in 1997. In 1997, the Company began to transmit international wholesale traffic through the Quincy switch. International wholesale traffic generates margins significantly below domestic on-net traffic. In addition, initiatives undertaken to provision existing customer traffic from off-net to on-net generally did not commence until the latter part of 1997 and, consequently, the improved percentages generated by on-net traffic did not significantly impact the results for the year. Finally, increased competition in the long distance telecommunications industry resulted in slightly lower pricing and margins in 1997, as compared to 1996.

Selling, General and Administrative. Selling, general and administrative expenses increased by 33.7% to $25.7 million in 1997 from $19.2 million in 1996, and increased as a percentage of revenue to 26.2% in 1997 from 25.6% in 1996. Personnel and related expenses, the largest component of selling, general and administrative expenses, decreased by 1.5% from 1996 to 1997. A decrease in the direct sales force was principally offset by an expansion of administrative services, including customer service and provisioning personnel, to support the revenue growth. Sales offices were added in 1997 in conjunction with the November 1997 deployment of the

Company's switch in Orlando, Florida. Other selling, general and administrative expenses also increased as a result of the revenue and personnel growth, including rent and utilities for additional offices and commissions paid to independent marketing representatives. The provision for doubtful accounts increased by $3.0 million in 1997 from 1996, principally relating to two former customers and an increase in the estimate of the bad debt reserve proportionate to the increase in revenue. In November 1997, the Company fully provided for the receivables from these two former customers. The Company ceased its relationship with one of these customers based upon diminishing payment experience and the customer's inability to provide worthy collateral. Subsequently, this former customer ceased operations. The other customer's receivable was fully reserved when a collection arrangement was not honored and additional disputes arose.

Depreciation and Amortization. Depreciation and amortization expense increased to $994,000 in 1997 from $533,000 in 1996 as a result of capital additions for the Company's network build-out and internal computer systems. The Company's internal computer hardware was significantly upgraded in November 1997. Future depreciation expense will increase as assets related to the Company's network expansion plans are placed into service.

In August 1997, upon review of the Company's experience and expectations for upgrades and replacement of equipment, including information gathered during the process of financing such equipment, the Company changed its estimate of the useful life of its switching equipment from 12 years to 5 years. The Company also reviewed publicly available industry data on telecommunications equipment, which confirmed that the estimate of useful lives of the Company's telecommunications equipment, which was entirely switching equipment at that time, reasonably approximated 5 years. The Company also assessed that there had been no significant decline in the market value of its switching equipment since purchased and that the market value exceeded the net book value of the equipment at the time of the change in estimate. This was confirmed by the Company's ability to enter into a sale and leaseback of the switches for the approximate book value, completed at the same time as the change in estimate.

Depreciation expense in the year ended December 31, 1997 was approximately $114,000 less than what would have otherwise been reported had the change been previously made.

Interest. Interest expense, net of interest income, increased from $218,000 in 1996 to $471,000 in 1997. This interest relates to a higher level of revolving credit borrowings in 1997, interest on capital leases entered into in the latter half of 1997 and interest incurred related to notes payable entered into in December 1997.

In 1995, the Company transferred (the "Transfer") certain customers to whom it provided long distance and toll free telecommunications services pursuant to certain AT&T resale contracts (the "AT&T contracts") to Tel-Save Holdings, Inc. ("Tel-Save"). Concurrent with the Transfer, the

Company's obligations to AT&T under the AT&T contracts were terminated without obligation or liability on the part of the Company. Prior to the time of this transaction, there was no value recorded in the financial statements related to these customers. In consideration of the Transfer, the Company received four separate warrants to purchase a total of 1,365,000 shares of Tel-Save common stock at an exercise price of $4.67 per share (after reflecting stock splits through December 31, 1997). Each warrant vested separately based on the retail revenue generated by Tel-Save with respect to the transferred customers, which had to exceed specified levels for three consecutive months. The warrants expired at various dates through 1997. In addition to the Warrant Agreements, the Company was subject to a Voting Rights Agreement whereby Tel-Save retained the right to hold and vote the stock until the Company informed Tel-Save it wished to sell the stock. Upon receiving such notice from the Company, Tel-Save was obligated either to purchase the stock at the price offered by the Company or, alternatively, to deliver the common stock certificates to the Company.

In 1996, the vesting requirements were met with respect to the first three warrants. The vesting requirement for the first warrant was met at the end of the third quarter of 1996, entitling the Company to purchase 600,000 shares of Tel-Save common stock. The Company exercised this warrant and sold the related common stock, which had previously been registered, resulting in net proceeds and other income of $1.4 million in the third quarter of 1996.

The vesting requirements with respect to the second and third warrants were met in November 1996. The second warrant entitled the Company to purchase 300,000 shares of Tel-Save common stock prior to January 8, 1997. The third warrant entitled the Company to purchase 150,000 shares of Tel-Save Common stock prior to June 10, 1997. The warrants were valued upon vesting at approximately $2.1 million using the Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5.1%, warrant lives reflecting the respective expiration periods, expected volatility of 50% and no dividend rate. At December 31, 1996, the warrants had not yet been exercised and were classified as investments. The value of the warrants at December 31, 1996 was the fair value recorded by the Company at the date of vesting. Other income of $2.1 million related to the second and third warrants was recognized in the fourth quarter of 1996. On January 6, 1997, the Company exercised the second and third warrants and paid Tel-Save the total exercise price of $2.1 million.

The vesting requirement with respect to the fourth warrant was met in June 1997, entitling the Company to purchase 315,000 shares of Tel-Save common stock. The fourth warrant was valued upon vesting at approximately $3.4 million using Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5.1%, a warrant life reflecting the June 1997 expiration period, expected volatility of 50% and no dividend rate. On June 4, 1997, the Company exercised the warrant, paid Tel-Save the exercise price of $1.5 million and recorded other income of approximately $3.4 million.

On November 7, 1997, Tel-Save filed a registration statement with the SEC, listing the Company as a selling shareholder with respect to 765,000 shares (the total shares purchased by the Company, after reflecting stock splits, under the second, third and fourth warrants). Following the registration of the common stock, the Company intended to immediately sell the shares of Tel-Save, which had a market value of approximately $16.6 million at that date, as it had done previously with respect to the shares acquired upon exercise of the first warrant. Accordingly, all activities necessary for the transfer of the certificates were completed and the Company issued a demand to Tel-Save for the common stock certificates or, alternatively, requested that Tel-Save purchase the shares. Throughout the remainder of the fourth quarter, Tel-Save refused to deliver the common stock certificates to the Company.

In order to take physical possession of the Tel-Save common stock certificates, the Company filed a lawsuit against Tel-Save in January 1998. On June 24, 1998, a settlement agreement was signed between the parties pursuant to which the Company received a total of $9.5 million from Tel-Save. As part of the settlement, all 765,000 shares were either returned to or repurchased by Tel-Save. Following the June 1998 settlement, there are no continuing obligations between the parties. Accordingly, the Company's investment in Tel-Save at December 31, 1997 was valued at the final negotiated payment. This settlement resulted in approximately $422,000 other income, recorded in the fourth quarter of 1997.

Net Loss. As a result of the aforementioned increases in revenue, operating expenses, depreciation and amortization, interest income and expense, the Company incurred a net loss of $3.2 million for the year ended December 31, 1997, compared to net income of $1.4 million for the year ended December 31, 1996.

EBITDA. EBITDA was negative $1.7 million for the year ended December 31, 1997 compared to positive $2.2 million for the year ended December 31, 1996. This decline was due to the changes in revenue, network development, operations and selling, general and administrative expenses and other income discussed above.

Liquidity and Capital Resources

Overview of Historical Cash Requirements

Since commencing operations in 1990, the Company has experienced significant growth. Prior to 1994, the Company operated solely as an aggregator of AT&T services and funded its growth principally with cash provided from operating activities. In 1994, the Company became a reseller of Sprint services, requiring additional funding to support the development of an infrastructure to support provisioning, billing and servicing of customers billed under the Network Plus name. Cash requirements in 1994 and 1995 were financed primarily by cash credits received in 1993 and 1994 under AT&T promotions and by transfers of AT&T contracts and customers to other telecommunications companies in 1995. These transfers resulted in the receipt by the Company of a cash payment of $8.4 million and warrants to purchase common stock of Tel-Save. In 1996, the Company further expanded its infrastructure and began to deploy its own network. To support 1996 cash requirements, the Company entered into a $7.0 million revolving credit agreement with Fleet National Bank ("Fleet") and a term loan for $1.0 million with Fleet to allow for its initial purchase of network facilities, and entered into a financing transaction involving the sale and lease back of the Quincy switch. Cash flows in 1996 were supplemented by the exercise of Tel-Save warrants and the subsequent sale of the underlying common stock, resulting in total net proceeds of $1.4 million.

In 1997, the Company continued to expand its network and infrastructure. In addition, $3.6 million was expended to exercise additional warrants for common stock of Tel-Save. Cash needs in 1997 were met through the addition of capital leases, including a financing transaction involving the sale and lease back of the Company's two switches, utilization of a revolving credit facility, refinancing of a portion of accounts payable to Sprint into a short-term promissory note (the "Sprint Note") and receipt of loans totaling $1.8 million from the Company's stockholders (the "Stockholder Loans").

On May 1, 1998, the Company entered into a $23.0 million revolving credit agreement with Fleet (the "Former Bank Credit Facility"). Borrowings under this line were used to repay the Sprint Note and the Stockholder Loans. On September 3, 1998, the Company issued 40,000 units consisting of shares of 13.5% Series A Cumulative Preferred Stock Due 2009 and warrants, resulting in net proceeds to the Company of $37.5 million. The proceeds were used to repay all amounts owed under the Former Bank Credit Facility and the excess funds were invested in cash equivalents. On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet for a $60.0 million revolving credit facility (the "New Revolving Credit Facility"). Other than draw downs utilized to cover closing costs, which were immediately repaid, the Company did not utilize this facility in 1998.

In December 1998, the Company received an $81.0 million commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. Depending on the type of equipment, the lease term will either be for three or five years. All of the leases to be entered into will contain bargain purchase options upon conclusion of the lease term. Leases were entered into as of January 1, 1999 totaling $22.9 million and included $4.0 million for refinancing of previously existing leases. Also included in the new lease financing was an additional $3.5 million received by the Company from the lessor for the sale and leaseback of equipment acquired by the Company in 1998.

Financial Condition

Total assets were $48.9 million at December 31, 1998 compared to $35.6 million at December 31, 1997. Cash and cash equivalents increased to

$12.2 million at December 31, 1998 from $1.6 million at December 31, 1997 due to proceeds received from the preferred stock offering which are invested in cash equivalents until such time as the funds are needed to help finance the Company's expansion plans. Accounts receivable decreased by $702,000 from 1997 to 1998, due to improved collections. Prepaid expenses, other current assets, and accrued liabilities all increased in relation to revenue growth. Accounts payable fluctuations were due to timing of payments.

Investments represent the value ascribed to the exercised Tel-Save warrants. As described above, the investment was liquidated for cash in the amount of $9.5 million in June 1998 and was valued at December 31, 1997 at the amount of cash received.

Property and equipment totaled $15.8 million at December 31, 1998 and $7.0 million at December 31, 1997. Capital expenditures in 1998 totaled $10.9 million, principally related to payments made toward switches and network equipment being installed in the fourth quarter. Property and equipment is expected to grow through 1999 and beyond, as the Company adds additional switches and other equipment to its existing network.

During 1997, additional capital was required to continue to expand the Company's business. Additional liquidity was achieved by the issuance of notes payable. In December 1997, the Company issued a promissory note to Sprint for the repayment of $4.6 million previously classified as accounts payable. The note's maturity was September 1998. The note's remaining balance of $3.7 million was repaid on May 1, 1998 from borrowings under the Former Bank Credit Facility in effect at that time, as described below. In December 1997, the Company borrowed $1.8 million pursuant to the Stockholder Loans. Interest was paid monthly at the prevailing prime rate. The Stockholder Loans, including accrued interest, were also repaid on May 1, 1998.

In January 1996, the Company entered into a revolving credit agreement with Fleet, which provided for borrowings of up to $7.0 million, including letters of credit. This agreement was due to expire on May 31, 1998 and was refinanced in May 1998, as described below. Interest was payable monthly at Fleet's prime rate or available LIBOR options. The maximum borrowings under the agreement in 1998 and 1997 were $10.9 million and $5.0 million, respectively. At December 31, 1997, the loan balance was $4.5 million, with letters of credit of $120,000 outstanding.

Cash used by operating activities in 1998 totaled $10.8 million, principally due to working capital changes. At December 31, 1998, outstanding letters of credit totaled $1.1 million, secured by a corresponding amount of cash equivalents.

On May 1, 1998, the Company entered into the Former Bank Credit Facility with Fleet and terminated the previously existing agreement. This agreement was in turn terminated on October 7, 1998 upon entering into the New Revolving Credit Facility, described below. Proceeds from this financing were used to repay the Sprint Note and the Stockholder Loans.

In August 1998, the Company paid a dividend in the aggregate amount of $5.0 million. As a result, $2.5 million was distributed to each of Robert
T. Hale and Robert T. Hale, Jr.  Following receipt of the dividend, Robert
T. Hale, Jr. reinvested $1.9 million in the Company (representing approximately the distribution to Robert T. Hale, Jr., net of his estimated tax liability resulting from such distribution), in the form of a long-term loan to the Company; such loan, including interest, will be payable 10 days after the redemption of the Series A Preferred Stock. The dividend distribution was funded out of existing cash resources and the Former Bank Credit Facility.

The Company consummated the offering of Units including the Series A Preferred Stock (the "Initial Offering") on September 3, 1998. The net proceeds to the Company of the Initial Offering, after deducting commissions and offering expenses, were approximately $37.5 million. The Company used $9.8 million of the net proceeds of the Initial Offering to pay down borrowings under the Former Bank Credit Facility. The Company expects to use the remainder of the net proceeds to finance a portion of the Company's anticipated expansion, including the expansion of its local telecommunications infrastructure, information technology systems and sales force; and for working capital.

Prior to the Initial Offering, the Company was an S Corporation and, as a result, did not pay corporate Federal income taxes. Instead, the Company's stockholders were liable for their share of taxes in respect of the Company's taxable income. The Company had similar tax status in certain states that recognize S Corporation status. Accordingly, in each year prior to 1998 the Company distributed, and for the 1998 period prior to September 1998 the Company will distribute, to its stockholders cash in amounts sufficient to enable the Company's stockholders to pay Federal and state taxes on income of the Company attributable to the stockholders and related tax preparation expenses. The Company does not expect the distribution for the 1998 period prior to September 1998 to be material. During the years ended December 31, 1997, 1996 and 1995, the Company distributed an aggregate of $601,000, $1.2 million and $1.9 million, respectively, to its stockholders.

Dividends on the Series A Preferred Stock accruing on or before September 1, 2003 may be paid, at the Company's option, either in cash or by allowing such dividends to be issued in the form of additional preferred stock. It is not anticipated that the Company will pay any dividends in cash for any period ending on or prior to September 1, 2003.

On October 7, 1998, the Company entered into the New Revolving Credit Facility, concurrent with the closing of which the Company terminated the Former Bank Credit Facility. The New Revolving Credit Facility has a term of 18 months. Under the New Revolving Credit Facility, $30 million of the $60 million is immediately available, while the additional $30 million is available based upon a percentage of accounts receivable. Interest is payable monthly at one percent above the prime rate. The New Revolving Credit Facility requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization, and not to exceed certain customer turnover levels and debt to revenue ratios. Other than draw downs utilized to cover closing costs, which were immediately repaid, the Company did not utilize the New Revolving Credit Facility in 1998.

The Company will seek to refinance the New Revolving Credit Facility during the second quarter of 1999 with the objective of obtaining a facility with a longer term and with covenants more closely aligned with its current expansion plans.

In December 1998, the Company received an $81.0 million commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. Depending on the type of equipment, lease terms will either be for three or five years. All of the leases to be entered into will contain bargain purchase options upon conclusion of the lease term. Leases were entered into as of January 1, 1999 totaling $22,904 and included $4.0 million for refinancing of previously existing leases. Also included in the new lease financing was an additional $3.5 million received by the Company from the lessor for the sale and leaseback of equipment acquired by the Company in 1998. The Company currently expects to fully utilize the available leasing facility during 1999.

The Company's strategic initiatives include the deployment of additional long distance and international switches, the deployment of local switches, the offering of new services such as local exchange and Internet access, the expansion of its sales force and other personnel, and significant investment in its information technology systems. These initiatives will require a substantial amount of capital for, but not limited to, the installation of network switches and related equipment, fiber, personnel additions and funding of operating losses and working capital.

The Company's ability to meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company estimates that, for 1999, capital required for expansion of its infrastructure and services and to fund negative cash flow will be approximately $100.0 million. The Company believes that its current cash resources, revolving credit availability and availability of lease financing will be sufficient to fund the Company's operating losses and planned capital expenditures for the next 12 months. To meet its additional future financing requirements, sources of funding may include public offerings or private placements of equity or debt securities, bank loans, capital leases and additional capital contributions from new or existing stockholders. The Company may be required to apply all or a portion of any such financing to redeem all or a portion of the Series A Preferred Stock. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis, on terms acceptable to the Company, and within the limitations contained in the Company's commercial lending agreements and the terms of the Series A Preferred Stock. Failure to obtain such financing could result in the delay or abandonment of certain of the

Company's development and expansion plans and could have a material adverse effect on the Company. Furthermore, there can be no assurance that actual capital needs and expenditures will not be significantly higher than the Company's current estimates.

In March 1999, the Company entered into a strategic partnership with NorthPoint Communications, Inc. ("NorthPoint"), which included an equity investment of $2.5 million by the Company in NorthPoint, to provide xDSL services to businesses currently reach by NorthPoint's infrastructure. The Company expects to begin offering such services during mid-1999.

Recently Issued Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt the provisions of this statement effective January 1, 1999 and does not believe that it will have a material impact on its business or results of operations.

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for the quarters in the Company's fiscal year 2000. Had the Company implemented SFAS 133 in the current period, financial position and results of operations would not have been affected.

Impact of Year 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is currently accessing the implication of Year 2000 issues on operations, in order to determine the extent to which the Company may be adversely affected. Based on the internal assessment, which is substantially complete, the Company believes that the majority of its software applications will be Year 2000 compliant by June 30, 1999. However, there can be no assurance that all systems will function adequately beginning in the year 2000. There can also be no assurance that the Company will not incur significant unanticipated costs in achieving Year 2000 compliance. Though limited testing of systems has been performed to date, the Company had developed its systems with Year 2000 in mind, thus minimizing its impact. The Company may conduct further testing and/or an external audit following the conclusion of its internal assessment. To date there have been a limited number of hours devoted to Year 2000 issues, with no additional cost expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are not expected to have a material impact on the operations and cash flows of the Company. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

If the hardware or software comprising the Company's network elements acquired from third-party vendors, the software applications of the long distance carriers, local exchange carriers or others on whose services the Company depends or with whom the Company's systems interface, or the software applications of other suppliers, are not Year 2000 compliant, it could affect the Company's systems, which could have a material adverse effect on the Company. The Company is undertaking a formal survey of the Year 2000 compliance status of its suppliers, with responses indicating Year 2000 compliance at this time.

Based on its assessments to date, the Company believes that it will not experience any material disruption as a result of Year 2000 issues in internal processes, information processing or interface with key customers, or with processing orders and billing. The Company has developed contingency plans which management believes can be successfully implemented, if required, to address potential Year 2000 issues in the Company's internal processes. There can be no assurance; however, that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

Certain Factors That May Affect Future Operating Results

The Company had operating losses in each of the years ending December 31, 1998, 1997, 1996 and 1995 and negative cash flow in the years ended December 31, 1998 and 1997, and there can be no assurance that the Company will achieve or sustain profitability or generate positive cash flow in the future. The Company expects to incur significant expenditures in the future in connection with the acquisition, development and expansion of its network, information technology systems, employee base, services and customer base. To the extent the Company's cash needs exceed the Company's available cash and existing borrowing availability, the funding of these expenditures will be dependent upon the Company's ability to raise substantial financing.

The Company's ability to meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis, on terms acceptable to the Company, and within the limitations contained in the Company's commercial lending agreements and the Certificate of Designation. Failure to obtain such financing could result in the delay or abandonment of the Company's development and expansion plans and could have a material adverse effect on the Company.

The Company will have a significant amount of indebtedness outstanding and, as a result of its growth strategy, expects to incur additional indebtedness in the future. The Company's ability to make cash payments with respect to its outstanding indebtedness and the Series A Preferred Stock, and to repay its obligations on such indebtedness and preferred stock at maturity, will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

The Company's future performance will depend, in large part, upon its ability to implement and manage its growth effectively. The Company's rapid growth has placed, and in the future will continue to place, a significant strain on its administrative, operational and financial resources. Failure to retain and attract additional qualified sales and other personnel, including management personnel who can manage the Company's growth effectively, and failure to successfully integrate such personnel, could have a material adverse effect on the Company. To manage its growth successfully, the Company will also have to continue to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure as well as expand, train and manage its employee base. In the event the Company is unable to upgrade its financial controls and systems adequately to support its anticipated growth, the Company could be materially adversely affected.

The Company's strategy includes offering additional telecommunications services, including local service and Internet access. The Company has limited experience providing local services on its own network and Internet access. There can be no assurance that the Company's future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

The Company's success will depend upon its ability to develop and expand its network infrastructure and support services in order to offer local telecommunication services, Internet access and other services. Executing the Company's business strategy will require that the Company enter into agreements, on acceptable terms and conditions, with various providers of infrastructure capacity, in particular, interconnection agreements with ILECs and peering agreements with internet service providers ("ISPs").
No assurance can be given that all of the requisite agreements can be obtained on satisfactory terms and conditions.

The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon ILECs and other carriers to provide telecommunications services and facilities to the Company and its customers. There can be no assurance that the Company will be able to obtain such services or facilities on the scale and within the time frames required by the Company at an affordable cost, or at all.

In 1998, approximately 37% of the Company's revenue was attributable to the resale of long distance service provided by Sprint. The current agreement with Sprint was renegotiated, effective March 1999, and terminates in February 2000, and there can be no assurance that this agreement will be extended on terms acceptable to the Company, if at all.

Early termination of the Company's relationship with Sprint could have a material adverse effect on the Company.

The Company operates in a highly competitive environment and currently does not have a significant market share in any of its markets. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand or corporate name recognition) than the Company. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the data and Internet services markets could give rise to significant new competition. The Company's success will depend upon its ability to provide high-quality services at prices competitive with those charged by its competitors.

Telecommunications services are subject to significant regulation at the Federal, state, local and international levels, affecting the Company and its existing and potential competitors. Delays in receiving required regulatory approvals or the enactment of new and adverse legislation, regulations or regulatory requirements may have a material adverse effect on the Company's financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which the Company is operating or intends to operate in ways that are materially adverse to the Company.

The telecommunications industry has been, and is likely to continue to be, characterized by rapid technological change, frequent new service introductions and evolving industry standards. Increases or changes in technological capabilities or efficiencies could create an incentive for more competitors to enter the facilities-based local exchange business in which the Company intends to compete. Similarly, such changes could result in lower retail rates for telecommunications services, which could have a material adverse effect on the Company's ability to price its services competitively or profitably.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that it faces any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Network Plus Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Network Plus Corp. and its subsidiary at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                         PricewaterhouseCoopers LLP



Boston, Massachusetts
March 17, 1999,
except for the information
in Note 21, for which the
date is March 23, 1999


                       	NETWORK PLUS CORP.
                  	CONSOLIDATED BALANCE SHEETS
              	(in thousands, except per share data)
                                                       December 31,
                                                  --------------------
                                                      1998      1997
                                                   --------- ---------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                          $12,197   $ 1,567
 Accounts receivable, net of allowance for
  doubtful accounts of $513 and $926, respectively   16,225    16,927
 Investments                                             -      9,500
 Prepaid expenses                                       760       415
 Deferred taxes                                         277        -
 Other current assets                                 1,591       112
                                                    --------  --------
     Total current assets                            31,050    28,521
PROPERTY AND EQUIPMENT, NET                          15,822     6,957
OTHER ASSETS                                            821       103
DEFERRED TAXES                                        1,175        -
                                                    --------  --------
     TOTAL ASSETS                                   $48,868   $35,581
                                                    ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Revolving line of credit                                -      4,510
 Accounts payable                                   $11,402   $17,445
 Accrued liabilities                                  2,617     2,245
 Notes payable to stockholders                           -      1,755
 Current portion of debt and capital lease
  obligations                                           863     5,694
                                                    --------  --------
     Total current liabilities                       14,882    31,649


                                   (continued)

                       	NETWORK PLUS CORP.
                   	CONSOLIDATED BALANCE SHEETS
               	(in thousands, except per share data)
                           (continued)
                                                       December 31,
                                                  --------------------
                                                      1998      1997
                                                   --------- ---------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS          3,147     3,623
LONG-TERM NOTE PAYABLE TO STOCKHOLDER                 1,875        -
DEFERRED TAXES                                          491        -
OTHER LONG-TERM LIABILITIES                              50        -
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
 13.5% Series A cumulative due 2009, $.01 par
  value, 50 shares authorized, 40 shares
  issued and outstanding (aggregate liquidation
  preference of $41,814)                             35,146        -
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 20,000 shares
  authorized, 10,000 shares issued and outstanding      100       100
 Additional paid-in capital                              -        183
 Warrants                                             4,359        -
 Retained earnings (accumulated deficit)            (11,182)       26
                                                    --------  --------
     Total stockholders' equity (deficit)            (6,723)      309
                                                    --------  --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                              $48,868   $35,581
                                                    ========  ========

<F1>
The accompanying notes are an integral part of the consolidated financial statements.



                         	NETWORK PLUS CORP.
               	CONSOLIDATED STATEMENTS OF OPERATIONS
               	(in thousands, except per share data)
                                           Year Ended December 31,
                                    --------------------------------------
                                       1998         1997         1996
                                    ------------ ------------ ------------
Revenue                             $   105,545  $    98,209  $    75,135
Operating expenses
 Costs of services                       78,443       78,106       57,208
 Selling, general and
  administrative expenses                29,426       25,704       19,230
 Depreciation and amortization            2,037          994          533
                                    ------------ ------------ ------------
                                        109,906      104,804       76,971
                                    ------------ ------------ ------------
Operating loss                           (4,361)      (6,595)      (1,836)
Other income (expense)
 Interest and dividend income               395           86           95
 Interest expense                        (1,474)        (557)        (313)
 Other income, net                          151        3,917        3,529
                                    ------------ ------------ ------------
                                           (928)       3,446        3,311
                                    ------------ ------------ ------------
Net income (loss) before income
 taxes                                   (5,289)      (3,149)       1,475
Provision (credit) for income taxes        (906)          42           60
                                    ------------ ------------ ------------
Net income (loss)                        (4,383)      (3,191)       1,415
Preferred stock dividends and
 accretion of offering expenses
 and discount                            (2,005)          -            -
                                    ------------ ------------ ------------
Net income (loss) applicable to
 common stockholders                $    (6,388) $    (3,191) $     1,415
                                    ============ ============ ============
Net income (loss) per share
 applicable to common stockholders -
 basic and diluted                  $     (0.64) $     (0.32) $      0.14
                                    ============ ============ ============
Weighted average shares
 outstanding - basic and diluted         10,000       10,000       10,000
                                    ============ ============ ============

                                (continued)



                        NETWORK PLUS CORP.
              	CONSOLIDATED STATEMENTS OF OPERATIONS
              	(in thousands, except per share data)
                            (continued)

                                            Year Ended December 31,
                                    --------------------------------------
                                       1998         1997         1996
                                    ------------ ------------ ------------
Pro forma data:
Historical income (loss) before
 Income taxes                       $    (5,289) $    (3,149) $     1,475
Pro forma provision (credit)
 for income taxes                        (1,904)      (1,094)         607
                                    ------------ ------------ ------------
Pro forma net income (loss)              (3,385)      (2,055)         868
Historical preferred stock dividends
 and accretion of offering expenses
 and discount                            (2,005)          -            -
                                    ------------ ------------ ------------
Pro forma net income (loss)
 applicable to common stockholders  $    (5,390) $    (2,055) $       868
                                    ============ ============ ============
Pro forma net income (loss)
 per share applicable to common
 stockholders - basic and diluted   $     (0.54) $     (0.21) $      0.09
                                    ============ ============ ============
<F1>
The accompanying notes are an integral part of the consolidated financial statements.



                         	NETWORK PLUS CORP.
               	CONSOLIDATED STATEMENTS OF CASH FLOWS
                          	(in thousands)
                                                 Year Ended December 31,
                                               --------------------------
                                                1998      1997     1996
                                              --------- -------- --------
Cash flows from operating activities:
 Net income (loss)                            $ (4,383) $(3,191) $ 1,415
 Adjustments to reconcile net income to net
  cash provided by (used for) operating
  activities:
  Depreciation and amortization                  2,037      994      533
  Provision for losses on accounts receivable    1,931    4,104    1,102
  Amortization of AT&T credits                      -        -    (1,810)
  Valuation of Tel-Save common stock warrants       -    (3,837)  (2,093)
  Gain on sale of Tel-Save common stock             -        -    (1,367)
  (Increase) decrease in assets:
   Accounts receivable                          (1,229)  (6,059)  (1,584)
   Prepaid expenses                               (345)    (107)    (218)
   Deferred taxes                               (1,452)      -        -
   Other current assets                         (1,479)     (19)       5
   Other long-term assets                         (718)     (34)     (13)
  (Decrease) increase in liabilities:
   Accounts payable                             (6,043)   8,022    4,146
   Accrued liabilities                             422      311     (438)
   Deferred taxes                                  491       -        -
                                              --------- -------- --------
     Net cash provided by (used for)
      operating activities                     (10,768)     184     (322)
Cash flows from investing activities:
  Capital expenditures                         (10,919)  (3,363)  (2,135)
  Proceeds from sale of Tel-Save common stock    9,500       -     4,167
  Exercise of Tel-Save common stock warrants        -    (3,570)  (2,800)
  Other                                             17        9      124
                                              --------- -------- --------
     Net cash provided by (used for)
      investing activities                      (1,402)  (6,924)    (644)


                                    (continued)


                          	NETWORK PLUS CORP.
                	CONSOLIDATED STATEMENTS OF CASH FLOWS
                            	(in thousands)
                              (continued)
                                                 Year Ended December 31,
                                               --------------------------
                                                1998      1997     1996
                                              --------- -------- --------
Cash flows from financing activities:
  Net proceeds from (payments on) from line
   of credit                                    (4,510)   2,510    2,000
  Net proceeds from issuance of preferred
   stock and warrants                           37,500       -        -
  Proceeds from note payable                        -        -     1,000
  Proceeds from (payments on) notes payable
   to stockholders                              (1,755)   1,755       -
  Proceeds from note payable to stockholder      1,875       -        -
  Proceeds from sale and leaseback of fixed
   assets                                           -     3,450       -
  Payments on debt and capital lease
   obligations                                  (5,307)  (1,110)    (167)
  Distribution to stockholders                  (5,003)    (601)  (1,237)
                                              --------- -------- --------
     Net cash provided by financing activities  22,800    6,004    1,596
                                              --------- -------- --------
Net increase (decrease) in cash                 10,630     (736)     630
Cash at beginning of year                        1,567    2,303    1,673
                                              --------- -------- --------
Cash at end of year                           $ 12,197  $ 1,567  $ 2,303
                                              ========= ======== ========

Supplemental Cash Flow Information:
 Cash paid during the year for:
  Interest                                    $  1,114  $   498  $   298
                                              ========= ======== ========
  Income taxes                                $    111  $    15  $   243
                                              ========= ======== ========

 Noncash Investing and Financing Activities:
  Fixed assets acquired under capital leases  $     28  $ 1,521  $    -
                                              ========= ======== ========
  Preferred stock dividends paid-in-kind      $  1,814  $    -   $    -
                                              ========= ======== ========

<F1>
The accompanying notes are an integral part of the consolidated financial statements.



                         	NETWORK PLUS CORP.
      	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               	(in thousands, except per share data)
                    Common
                    Stock,                         Retained      Total
                    $0.01   Additional             Earnings  Stockholders'
                     Par     Paid-in            (Accumulated    Equity
                    Value    Capital   Warrants    Deficit)    (Deficit)
                    ------  ---------- -------- ------------ -------------
Balance at
 December 31, 1995   $100     $ 183     $   -     $  3,639     $ 3,922
Net income                                           1,415       1,415
Distributions to
 stockholders                                       (1,236)     (1,236)
                     ----     ------    -------   ---------    --------
Balance at
 December 31, 1996    100       183         -        3,818       4,101
Net loss                                            (3,191)     (3,191)
Distributions to
 stockholders                                         (601)       (601)
                     ----     ------    -------   ---------    --------
Balance at
 December 31, 1997    100       183         -           26         309
Net loss                                            (4,383)     (4,383)
Distributions to
 stockholders                                           (3)         (3)
Common stock
 dividends                                          (5,000)     (5,000)
Issuance of
 310,000 warrants                        4,359                   4,359
Dividends on
 preferred stock               (183)                (1,631)     (1,814)
Accretion of
 preferred stock
 offering expenses
 and discount                                         (191)       (191)
                     ----    -------    -------   ---------    --------
Balance at
 December 31, 1998   $100    $   -      $4,359    $(11,182)    $(6,723)
                     ====    =======    =======   =========    ========
<F1>

The accompanying notes are an integral part of the consolidated financial statements.

                        	NETWORK PLUS CORP.
             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except share and per share data)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Network Plus Corp. (the "Company") is a facilities-based integrated communications provider offering switched long distance, data and enhanced telecommunications services. The Company's customers consist primarily of small and medium-sized businesses located in major markets in the Northeastern and Southeastern regions of the United States. The Company also provides international wholesale transport and termination services to major domestic and international telecommunication carriers. In addition, the Company presently offers local services through resale agreements with local exchange carriers. Revenues are derived from the sale of domestic and international telephone services, calling cards, debit cards and paging services. All revenues are billed and collected in U.S. dollars. In addition to switching customer traffic on its own facilities, the Company contracts with Sprint Communications Company, L.P. ("Sprint") to provide switching and dedicated voice and data services for a portion of the Company's telecommunications traffic.

Basis of Presentation

On July 15, 1998, Network Plus Corp. was incorporated in the state of Delaware. The stockholders of Network Plus, Inc. contributed 100% of their shares to the Company, in return for an aggregate of 10,000,000 shares of the common stock. Accordingly, Network Plus, Inc. became a wholly-owned subsidiary of the Company.

The Company's consolidated financial statements reflect the financial position and results of operations of its wholly-owned subsidiary, Network Plus, Inc. All intercompany transactions are eliminated in consolidation. For periods prior to the formation of the Company on July 15, 1998, the financial statements reflect the activities of Network Plus, Inc., as it was the sole operating entity.

Cash Equivalents

All highly liquid cash investments with maturities of three months or less at date of purchase are considered to be cash equivalents. At December 31, 1998, $1,063 of cash equivalents are restricted for use as collateral for outstanding letters of credit.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Upon retirement or other disposition of property and equipment, the cost and related depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings.

Long-lived assets and identifiable intangibles held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or intangibles may exceed the undiscounted future net cash flow expected to be generated by such assets. If it is determined that impairment has occurred, the asset is written down to fair value as determined by market value or discounted cash flow.

Capital Leases

Capital leases, those leases which transfer substantially all benefits and risks of ownership, are accounted for as acquisitions of assets and incurrences of obligations. Capital lease amortization is included in depreciation and amortization expense, with the amortization period equal to the estimated useful life of the assets. Interest on the related obligation is recognized over the lease term at a constant periodic rate.

Revenue Recognition and Accounts Receivable

Telecommunication revenues and accounts receivable are recognized when calls are completed or when services are provided. Accounts receivable include both billed and unbilled amounts, and are reduced by an estimate for uncollectible amounts. Unbilled amounts result from the Company's monthly billing cycles and reflect telecommunications services provided in the 30 days prior to the reporting date. These amounts are billed within 30 days subsequent to the reporting date and are expected to be collected under standard terms offered to customers.

Unbilled amounts were $8,563 and $7,594 at December 31, 1998 and 1997, respectively.

Costs of Services

Costs of services include costs of origination, transport and termination of traffic, exclusive of depreciation and amortization.

Income Taxes

Effective March 1, 1992, the Company elected by the consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate Federal income taxes on its taxable income. Instead, the stockholders were liable for individual income taxes on their share of the Company's taxable income.

The issuance of preferred stock on September 3, 1998 terminated the Company's election to be taxed under the provisions of Subchapter S of the

Internal Revenue Code. Accordingly, subsequent to September 3, 1998, the Company provides for and reports statutory Federal and state income taxes, as necessary. These financial statements also present, on a pro forma basis, Federal and state income taxes assuming the Company had been a C Corporation for all periods presented.

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income
Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates.

Earnings (Loss) Per Share

The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include convertible preferred stock, stock options and warrants. There were no potentially dilutive securities outstanding during 1998, 1997 or 1996.

Pro forma net loss per share reflecting the Company's conversion from an S Corporation to a C Corporation is presented using an estimated effective income tax rate of approximately 35% to 41%.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. In addition, risk exists in cash deposited in banks that may, at times, be in excess of FDIC insurance limits. The trade accounts receivable risk is limited due to the breadth of entities comprising the Company's customer base and their dispersion across different industries and geographical regions. The Company evaluates the credit worthiness of customers, as appropriate, and maintains an adequate allowance for potential uncollectible accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements for prior years have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.

2.  RELATED PARTY TRANSACTIONS

In September 1998, one of the Company's stockholders made a loan to the Company for $1,875. Interest on the loan accrues at the prime rate (7.75% at December 31, 1998). Accrued interest on this loan, included in other long-term assets, totaled $50 at December 31, 1998. Principal and interest will be payable 10 days after redemption of the Series A
Preferred Stock (see Note 10).

On December 31, 1997, the Company's stockholders made loans to the Company totaling $1,755. Interest on the loans accrued at the prevailing prime rate and was payable monthly. Interest expense related to these loans totaled $49 in 1998. There was no required period for principal repayment. The loans were repaid in May 1998.

Office space, located in Quincy, Massachusetts, is leased from a trust, the beneficiaries of which are the stockholders of the Company. The Company makes monthly rental payments of $50. In 1998, the amount paid to the trust was $544. In each of the years ending December 31, 1997 and 1996, the amount paid to the trust was $431.

3.  INVESTMENTS AND TRANSFER OF CUSTOMERS

In 1995, the Company transferred (the "Transfer") certain customers to whom it provided long distance and toll free telecommunications services pursuant to certain AT&T resale contracts (the "AT&T contracts") to Tel-Save Holdings, Inc. ("Tel-Save"). Concurrent with the Transfer, the Company's obligations to AT&T under the AT&T contracts were terminated without obligation or liability on behalf of the Company. Prior to the time of this transaction, there was no value recorded in the financial statements related to these customers. In exchange for the Transfer, the Company received four separate warrants to purchase a total of 1,365,000 shares of Tel-Save common stock at an exercise price of $4.67 per share (after reflecting stock splits through December 31, 1997). Each warrant vested to the Company separately based on the retail revenue generated by Tel-Save with respect to the transferred customers, which had to exceed specified levels for three consecutive months. The warrants expired at various dates through 1997. In addition to the Warrant Agreements, the Company was subject to a Voting Rights Agreement whereby Tel-Save retained the right to hold and vote the stock until the point in time when the Company informed Tel-Save it wished to sell the stock. Upon receiving such notice from the Company, Tel-Save was obligated to either purchase the stock at the price offered by the Company or, alternatively, was to deliver the common stock certificates to the Company.

In 1996, the vesting requirements were met to exercise the first three warrants. The vesting requirement for the first warrant was met at the end of the third quarter of 1996, entitling the Company to purchase 600,000 shares of Tel-Save common stock. The Company exercised this warrant and sold the related common stock, which had previously been registered, resulting in net proceeds and other income of $1,370 in the third quarter of 1996.

The vesting requirements with respect to the second and third warrants were met in November 1996. The second warrant entitled the Company to purchase 300,000 shares of Tel-Save common stock prior to January 8, 1997. The third warrant entitled the Company to purchase 150,000 shares of Tel-Save Common stock prior to June 10, 1997. The warrants were valued upon vesting at approximately $2,093 using the Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5.1%, warrant lives reflecting the respective expiration periods, expected volatility of 50% and no dividend rate. At December 31, 1996, the warrants had not yet been exercised and were classified as investments. The value of the warrants at December 31, 1996 was the fair value recorded by the Company at the date of vesting. Other income of $2,093 related to the second and third warrants was recognized in the fourth quarter of 1996. On January 6, 1997, the Company exercised the second and third warrants and paid Tel-Save the total exercise price of $2,100.

The vesting requirement with respect to the fourth warrant was met in June 1997, entitling the Company to purchase 315,000 shares of Tel-Save common stock. The fourth warrant was valued upon vesting at approximately $3,415 using Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5.1%, a warrant life reflecting the June 1997 expiration period, expected volatility of 50% and no dividend rate. On June 4, 1997, the Company exercised the warrant, paid Tel-Save the exercise price of $1,470 and recorded other income of approximately $3,415.

On November 7, 1997, Tel-Save filed a registration statement with the SEC, listing the Company as a selling shareholder with respect to 765,000 shares (the total shares purchased by the Company, after reflecting stock splits, under the second, third and fourth warrants). Following the registration of the common stock, the Company intended to immediately sell the shares of Tel-Save, which had a market value of approximately $16,600 at that date, as it had done previously with the first warrant. Accordingly, all activities necessary for the transfer of the certificates were completed and the Company issued a demand to Tel-Save for the common stock certificates or, alternatively, requested that Tel-Save purchase the shares. Throughout the remainder of the fourth quarter, Tel-Save refused to deliver the common stock certificates to the Company.

In order to take physical possession of the Tel-Save common stock certificates, the Company filed a lawsuit against Tel-Save in January 1998. On June 24, 1998, a settlement agreement was signed between the parties pursuant to which the Company received a total of $9,500 from Tel-Save. As part of the settlement, all 765,000 shares were either returned to or repurchased by Tel-Save. Following the June 1998 settlement, there are no continuing obligations between the parties. Accordingly, the Company's investment in Tel-Save at December 31, 1997 was valued at the final negotiated payment. This settlement resulted in approximately $422 of other income, recorded in the fourth quarter of 1997.

4.  PROPERTY AND EQUIPMENT
                                                       December 31,
                                  Estimated      -----------------------
                                 Useful Life        1998         1997
                                -------------    ----------   ----------
Telecommunications equipment        5 years       $ 13,247     $ 4,004
Computer equipment                3-5 years          3,145       2,756
Office furniture and equipment      7 years          1,393       1,272
Purchased software                  3 years          1,245         694
Motor vehicles                      5 years            201         174
Leasehold improvements          Term of Lease          689         130
                                                  --------     --------
                                                    19,920       9,030
Less accumulated depreciation
 and amortization                                   (4,098)     (2,073)
                                                  ---------    --------
                                                  $ 15,822     $ 6,957
                                                  =========    ========

In August 1997, upon review of the Company's experience and expectations for upgrades and replacement of equipment, including information gathered during the process of financing such equipment, the Company changed its estimate of the useful life of its switching equipment from 12 years to 5 years. The Company also reviewed publicly available industry data on telecommunications equipment, which confirmed that the estimate of useful lives of the Company's telecommunications equipment, which was entirely switching equipment at that time, reasonably approximated 5 years. The Company also assessed that there had been no significant decline in the market value of its switching equipment since purchased and that the market value exceeded the net book value of the equipment at the time of the change in estimate. This was confirmed by the Company's ability to enter into a sale and leaseback of the switches for the approximate book value, completed at the same time as the change in estimate.

Depreciation expense in 1997 was approximately $136 more than what would have otherwise been reported had the change in estimate not been made. Annual depreciation expense related to these assets will be approximately $407 more through 2002 than what would have otherwise been reported had the change not been made.

In November 1997, the Company entered into a sale and leaseback of its switching equipment. The equipment was sold at book value, which approximates market value, and, consequently, no gain or loss was recorded on the sale. This lease was refinanced, effective January 1, 1999. See
Note 8.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                          December 31,
                                                        ----------------
                                                         1998     1997
                                                        -------  -------
Accrued interest                                        $   46   $   60
Accrued salaries, wages, commissions and related taxes     821      297
Customer deposits                                          142      361
Accrued income and franchise taxes                         462      766
Accrued taxes other than income and franchise              170      238
Accrued agency commissions                                 285      183
Other accrued liabilities                                  691      340
                                                        ------   ------
                                                        $2,617   $2,245
                                                        ======   ======

6.  REVOLVING CREDIT AGREEMENTS AND LETTERS OF CREDIT

The Company had a revolving line of credit with Fleet National Bank ("Fleet") for borrowings up to $7,000, including letters of credit, which was refinanced on May 1, 1998, as described below. At December 31, 1997, cash borrowings under the line of credit totaled $4,510 and letters of credit issued in the ordinary course of business totaled $120. The interest rate on such borrowings was 8.5% at December 31, 1997. The maximum borrowings under the agreement in 1997 was $5,000.

On May 1, 1998, the Company entered into a revolving credit agreement with Fleet, which allowed for up to $23,000 of borrowings, based upon a percentage of accounts receivable. This agreement had a term of three years, but was terminated on October 7, 1998, upon entering into the New Revolving Credit Facility, described below. Interest was payable monthly at Fleet's prime rate or available LIBOR options. All outstanding notes payable were paid in full in May 1998 with proceeds from the $23 million facility.

On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet for a $60,000 revolving credit facility (the "New Revolving Credit Facility"), and concurrently terminated the $23 million facility. The New Revolving Credit Facility has a term of 18 months. Under the New Revolving Credit Facility, $30,000 of the $60,000 is immediately available, while the additional $30 million is available based upon a percentage of accounts receivable. Interest is payable monthly at one percent above the prime rate. The New Revolving Credit Facility requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization, and not to exceed certain customer turnover levels and debt to revenue ratios. At December 31, 1998, there were no borrowings outstanding under the New Revolving Credit Facility. The maximum borrowings under the agreement in 1998 were $3,210.

Letters of credit issued in the ordinary course of business totaled $1,063 as of December 31, 1998 and were collateralized by a corresponding amount of cash equivalents.

7.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:
                                                         December 31,
                                                      ------------------
                                                       1998      1997
                                                      --------  --------
Notes payable                                         $    -    $ 4,600
Capital lease obligations                               4,010     4,717
                                                      --------  --------
                                                        4,010     9,317
Less current portion                                     (863)   (5,694)
                                                      --------  --------
                                                      $ 3,147   $ 3,623
                                                      ========  ========

The Company issued a promissory note, dated December 1, 1997, to Sprint for repayment of $4,600 previously classified as accounts payable.
Monthly principal payments are required from February 1998 through the note's maturity on September 1, 1998. Interest accrued at a fixed rate of 9.75% per annum on the unpaid principal balance and was payable monthly. The promissory note and accrued interest were paid in full on May 1, 1998.

The Company's capital leases as of December 31, 1998 were refinanced effective January 1, 1999 and the current and long-term portions of such leases have been classified in accordance with the new lease terms. See
Note 8.

8.  LEASE COMMITMENTS

The Company has entered into noncancellable operating leases for office space in several locations in the United States. The leases have termination dates through 2014 and require the payment of various operating costs including condominium fees. Rental expense related to the leases for the years ended December 31, 1998, 1997 and 1996 were $1,263, $733 and $688, respectively.

Minimum lease payments for the next five years and thereafter are as follows:
                                           Capital   Operating
       Year Ended December 31,             Leases      Leases
---------------------------------------   --------   ---------
1999                                      $ 1,046     $ 2,680
2000                                        1,046       2,531
2001                                        1,042       2,344
2002                                          691       2,352
2003                                          691       2,347
Thereafter                                     -       24,456
                                          --------    -------
Total minimum lease payments              $ 4,516     $36,710
Less imputed interest                        (506)    =======
                                          --------
Present value of minimum lease payments     4,010
Less current portion                         (863)
                                          --------
Long-term capital lease obligations       $ 3,147
                                          ========

Property and equipment under capital leases are as follows:
                                              December 31,
                                          --------------------
                                           1998         1997
                                          -------     -------
Telecommunications equipment              $ 3,837     $ 3,837
Computer equipment                          1,527       1,527
Motor vehicles                                 55          -
                                          --------    --------
                                            5,419       5,364
Less accumulated amortization              (1,701)       (515)
                                          --------    --------
                                          $ 3,718     $ 4,849
                                          ========    ========

In December 1998, the Company received an $81,000 commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. Depending on the type of equipment, the lease term will either be for three or five years. All of the leases to be entered into will contain bargain purchase options upon conclusion of the lease term. Leases were entered into as of January 1, 1999 totaling $22,904 and included $3,986 for refinancing of previously existing leases. Also included in the new lease financing was an additional $3,462 received by the Company from the lessor for the sale and leaseback of equipment acquired by the Company in 1998.

9.  STOCKHOLDERS' EQUITY

Common Stock

The certificate of incorporation of the Company authorizes the issuance of up to 20,000,000 shares of $.01 par value common stock. There are 10,000,000 shares of common stock issued and outstanding and held of record by two stockholders as of March 26, 1999. The holders of common stock are entitled to receive dividends when and as dividends are declared by the Board of Directors of NP Corp. out of funds legally available therefor, provided that if any shares of preferred stock are at the time outstanding, the payment of dividends on the common stock or other distributions may be subject to the declaration and payment of dividends on outstanding shares of preferred stock. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Upon any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, any assets remaining after the satisfaction in full of the prior rights of creditors and the aggregate liquidation preference of any preferred stock then outstanding will be distributed to the holders of common stock ratably in proportion to the number of shares held by them. The common stock is not publicly traded.

Preferred Stock

Under the certificate of incorporation of the Company, the Board of Directors has the authority to issue up to 1,000,000 shares of $.01 par value preferred stock from time to time in one or more series with such preferences, terms and rights as the Board of Directors may determine without further action by the stockholders of the Company. Accordingly, the Board of Directors has the power to establish the provisions, if any, relating to dividends, voting rights, redemption rates, sinking funds, liquidation preferences and conversion rights for any series of preferred stock issued in the future. At December 31, 1998, there were 40,000 shares of 13.5% Series A Cumulative Preferred Stock outstanding, plus 1,814 shares to be issued for paid-in-kind dividends.

Common Stock Dividends

On September 2, 1998, the Board of Directors of the Company issued a $5,000 dividend to its stockholders. Following receipt of the dividend, one stockholder loaned the Company $1,875 (representing the distribution to that stockholder, net of the estimated tax liability resulting from such distribution). Interest accrues at prime rate, and interest and principal will be payable 10 days after redemption of the Series A Preferred Stock.

10.	PREFERRED STOCK ISSUANCE

On September 3, 1998, the Company issued 40,000 shares of 13.5% Series A Cumulative Preferred Stock Due 2009, warrants to purchase, for $.01 per share, 310,000 shares of the Company's common stock ("Initial Warrants") and rights to receive warrants to purchase 600,000 shares of the Company common stock at an exercise price of $.01 per share ("Contingent Warrants"), resulting in proceeds to the Company of $37,500, net of issuance costs of $2,500. The Contingent Warrants entitle the holders of the preferred stock to receive annually, beginning on September 1, 1999, warrants to purchase approximately 1.36 shares of the Company's common stock for each share of preferred stock. The Warrants vest on September 1, 2000, subject to acceleration upon the occurrence of certain events. A total value of $4,359 was ascribed to the Initial Warrants, net of issuance costs of $290, and was accounted for as a separate component of stockholders' equity. The value ascribed to the Initial Warrants was recorded as a discount to the preferred stock, which will be accreted to the preferred stock balance over the period from date of issuance through the date of mandatory redemption (September 1, 2009). The value ascribed to the Contingent Warrants was de minimis. The Company will record a dividend for an amount equal to the fair value of the warrants based upon future vesting.

11.	STOCK OPTION PLANS

Stock-based Compensation Plans

On July 15, 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Incentive Plan"). The 1998 Incentive Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1998 Incentive Plan, the Company may grant options that are intended to qualify as incentive stock options ("incentive stock options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options not intended to qualify as incentive stock options ("non-statutory options"), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company or its subsidiaries. A total of 1,400,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 1998 Incentive Plan. The number of shares with respect to which awards may be granted to any employee under the 1998 Incentive Plan may not exceed 700,000 during any calendar year. The exercisability of options or other awards granted under the 1998 Incentive Plan may, in certain circumstances, be accelerated in connection with an Acquisition Event (as defined in the 1998 Incentive Plan). Options and other awards may be granted under the 1998 Incentive Plan at exercise prices that are equal to, less than or greater than the fair market value of NP Corp.'s common stock, and the Board generally retains the authority to reprice outstanding options. The 1998 Incentive Plan expires in July 2008, unless sooner terminated by the Board.

On July 15, 1998, the Company authorized the grant of a total of 741,140 options to purchase the Company common stock at exercise prices at or above the fair market value of the Company's common stock, as determined by its Board of Directors. The options, when issued, will generally vest ratably over a period of four years.

On July 15, 1998, the Company adopted the 1998 Director Stock Option Plan (the "Director Plan"). Under the terms of the Director Plan, 5,000 shares of common stock will be granted to each non-employee director upon his or her initial election to the Board of Directors. Annual options to purchase 2,500 shares of common stock will also be granted to each non-employee director on the date of each annual meeting of stockholders, or on August 1 of each year if no annual meeting is held by such date. Options granted under the Director Plan will vest in four equal annual installments beginning on the first anniversary of the date of grant. The exercisability of these options will be accelerated upon the occurrence of an Acquisition Event (as defined in the Director Plan). The exercise price of options granted under the Director Plan is equal to the fair market value of the common stock on the date of grant. A total of 100,000 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. Pursuant to the Director Plan, on September 3, 1998, the two non-employee directors each received an option to purchase 5,000 shares of common stock at an exercise price of $15.00 per share.

The Company elected to adopt the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for
Stock Based Compensation", for stock based compensation issued to employees. The Company accounts for its stock based compensation issued to employees under Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees" and, in accordance with the recognition requirements set forth under this pronouncement, no compensation expense was recognized in 1998.

Stock option activity for the year ended December 31, 1998 is as follows:
                                              Number    Weighted-Average
                                             of Shares   Exercise Price
                                             ---------  ----------------
Shares under option, December 31, 1997             -             -
Options granted                               751,140        $32.87
Options cancelled                               5,840        $38.29
                                              -------        ------
Shares under option, December 31, 1998        745,300        $32.82
                                              =======        ======


The following table summarizes information about the stock options outstanding at December 31, 1998.
                               Weighted-
                                Average     Weighted-
                               Remaining    Average    Weighted-Average
                  Number      Contractual   Exercise    Fair Value at
Exercise Price  Outstanding   Life (Years)   Price       Grant Date
--------------  -----------  -------------  ---------  ----------------
$15.00            204,449         9.5        $15.00         $6.99
 30.00            282,220         9.5         30.00            -
 50.00            258,631         9.5         50.00            -
                  -------         ---        ------         -----
                  745,300         9.5        $33.07         $1.92
                  =======         ===        ======         =====

At December 31, 1998, no options were exercisable and the Company had an aggregate of 754,700 shares available for future grant under its Stock Incentive Plan and Director Stock Option Plan.

For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted in 1998: no dividends or volatility, risk-free interest rate of 6.3% and expected life of ten years for all grants. The weighted-average fair value of the stock options granted in 1998 was $1.92.

Under the above model, the total value of stock options granted in 1998 was $1,436, which would be amortized ratably on a pro forma basis over the four-year option vesting period. Had the company determined compensation expense for the stock-based compensation plans in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been:

                                                          Year Ended
                                                       December 31, 1998
                                                       -----------------
Pro forma net loss applicable to common
  stockholders                                             $(6,556)
                                                           ========
Pro forma net loss per share - basic and
  diluted                                                  $ (0.66)
                                                           ========

12.  UNEARNED CREDITS

In 1993 and 1994, the Company, through special sales promotions offered through AT&T on three-year service contracts, received cash based on maintaining annual sales commitment levels over a specific dollar amount. The total amounts received from the AT&T promotions were initially amortized over the three-year length of each contract, which approximated the achievement of required sales commitment levels. During 1996, all contracts concluded or were terminated without continuing liability to the Company. Upon termination, any remaining unearned credits were recorded in income. Accordingly, all amounts were amortized prior to 1997. Amortization of these credits included in revenue in 1996 was $1,810.

13.	INCOME TAXES

The provision (credit) for income taxes consists of the following:
                                          Year Ended December 31, 1998
                                          ----------------------------
Current taxes:
 Federal                                            $    -
 State                                                   55
                                                    --------
   Total                                            $    55
                                                    ========

Deferred taxes:
 Federal                                            $  (880)
 State                                                  (81)
                                                    --------
   Total                                            $  (961)
                                                    --------
Provision (credit) for income taxes                 $  (906)
                                                    =======

Deferred tax (assets) liabilities consist of the following:
                                               December 31, 1998
                                          ----------------------------
Accrued expenses                                    $    83
Allowance for doubtful accounts                         195
Net operating loss carryforwards                      1,175
                                                    --------
Deferred tax assets                                 $ 1,452
                                                    ========

Depreciation                                        $   491
                                                    --------
Deferred tax liabilities                            $   491
                                                    ========


The provision (credit) for income taxes differs from the amount computed by applying the U.S. Federal income tax rate due to the following items:
                                          Year Ended December 31, 1998
                                          ----------------------------
Tax at U.S. Federal income tax rate                 $(1,798)
State income taxes, net of U.S.
 Federal income tax benefit                              41
Recognition of deferred taxes
 upon conversion from S Corp.
 to C Corp.                                             349
Permanent timing differences                             42
S Corp. loss                                            470
                                                    --------
                                                    $  (906)
                                                    ========

14.	NET INCOME (LOSS) PER SHARE

The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include stock options and warrants.

Pro forma net loss per share reflecting the Company's conversion from an S Corporation to a C Corporation is presented using estimated effective income tax rates and excludes a $480 tax provision for deferred payable recorded in the third quarter of 1998 resulting from the conversion.

The following table sets forth the computation of basic and diluted income
(loss) per share:
                                           Year Ended December 31,
                                    --------------------------------------
                                        1998         1997         1996
                                    ------------ ------------ ------------
Net income (loss) applicable to
  Network Plus Corp. common
  stock - basic and diluted             $(6,388)     $(3,191)      $1,415

Shares used in net income (loss)
  per share - basic and diluted      10,000,000   10,000,000   10,000,000
                                    ============ ============ ============

Net income (loss) per share
  applicable to common
  stockholders - basic and
  diluted                                $(0.64)      $(0.32)       $0.14
                                    ============ ============ ============

Warrants for the purchase of 310,000 shares of common stock were not included in the 1998 computations of diluted net income (loss) per share because inclusion of such shares would have an anti-dilutive effect on net loss per share, as the Company reported net losses in the respective 1998 periods.

Stock options for the purchase of 745,300 shares of common stock were not included in the 1998 computation of diluted net loss per share because the exercise prices of those stock options are assumed to be at or above the average fair value of the Company's common stock for 1998, and inclusion of such shares would have an anti-dilutive effect on net loss per share.

15.	COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes new rules for the statement had no impact on the Company's net income or stockholders' equity. There were no adjustments required to calculate comprehensive income for either 1998 or 1997.

16.	SEGMENT INFORMATION

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in 1998 and believes that it operates in one segment.

17.	SIGNIFICANT CUSTOMER

During the year ended December 31, 1998, the Company had one wholesale customer that accounted for approximately 13% of the Company's revenue; during each of 1997 and 1996, the Company had one retail customer that accounted for approximately 10% of the Company's revenue. No other customer comprised greater than 10% of total revenue in these periods.

18.  MAJOR SUPPLIER

The Company has an agreement with Sprint to provide switching and dedicated voice and data services. At expiration or any time prior, the Company can seek to renew all material aspects of the agreement with Sprint. In the event that renewal does not occur, the Company may be able to negotiate equally beneficial terms with other major telecommunications companies. Should neither of these alternatives be possible, there could be material adverse implications for the Company's financial position and operations. Management's experience has been to renegotiate agreements annually to ensure receiving competitive pricing, and management believes the Company will be able to continue to renegotiate the agreements. The current agreement was renegotiated, effective March 1999, and will expire in February 2000.

19.  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) and profit sharing plan (the "Plan") which is open to all eligible employees under the Plan's provisions. The terms of the Plan allow the Company to determine its annual profit sharing contribution. There were no Company contributions to the Plan in 1998, 1997 or 1996.

20.	NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt the provisions of this statement effective January 1, 1999 and does not believe that it will have a material impact on its business or results of operations.

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for the quarters in the Company's fiscal year 2000. Had the Company implemented SFAS 133 in the current period, financial position and results of operations would not have been affected.

21.	SUBSEQUENT EVENT

On March 23, 1999, the Company entered into a strategic partnership with NorthPoint Communications, Inc. ("NorthPoint"), which included an equity investment of $2.5 million by the Company in NorthPoint, to provide xDSL services to businesses currently reached by NorthPoint's infrastructure. The Company will account for this investment on the cost basis.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected quarterly financial data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. This information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. For periods prior to the formation of the company on July 15, 1998, the financial data reflect the financial statements of Network Plus, Inc., the Company's wholly-owned subsidiary, as it was the sole operating entity. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. Certain amounts in individual quarters have been reclassified to conform with year end presentation.

                                           1997
                         -------------------------------------------------
                                  Three Months Ended
                         ---------------------------------------
                         March 31, June 30,  Sept. 30, Dec. 31,  Full Year
                         --------- --------- --------- --------- ---------
                             (in thousands, except per share data)
Revenue                  $ 24,740  $ 24,641  $ 24,540  $ 24,288  $ 98,209

Operating Expenses
 Costs of services         19,110    19,330    19,753    19,913    78,106
 Selling, general
  and administrative
  expenses                  5,127     5,440     5,803     9,334    25,704
 Depreciation and
  amortization                156       168       257       413       994
                         --------- --------- --------- --------- ---------
                           24,393    24,938    25,813    29,660   104,804
                         --------- --------- --------- --------- ---------
Operating income (loss)       347      (297)   (1,273)   (5,372)   (6,595)

Other income (expense)
 Interest and dividend
  income                       22        38        17         9        86
 Interest expense             (83)      (94)     (153)     (227)     (557)
 Other income, net             16     3,436        35       430     3,917
                         --------- --------- --------- --------- ---------
                              (45)    3,380      (101)      212     3,446
Net income (loss) before
 income taxes                 302     3,083    (1,374)   (5,160)   (3,149)
Provision (credit) for
 income taxes                  25        -         17        -         42
                         --------- --------- --------- --------- ---------
Net income (loss)             277     3,083    (1,391)   (5,160)   (3,191)
Preferred stock
 dividends and accretion
 of offering expenses
 and discount                  -         -         -         -         -
                         --------- --------- --------- --------- ---------
Net income (loss)
 applicable to common
 stockholders            $    277  $  3,083  $ (1,391) $ (5,160) $ (3,191)
                         ========= ========= ========= ========= =========
Net income (loss) per
 share applicable to
 common stockholders -
 basic and diluted       $   0.03  $   0.31  $  (0.14) $  (0.52) $  (0.32)
                         ========= ========= ========= ========= =========
Weighted average shares
 outstanding - basic
 and diluted               10,000    10,000    10,000    10,000    10,000
                         ========= ========= ========= ========= =========

                                               1998
                         -------------------------------------------------
                                  Three Months Ended
                         ---------------------------------------
                         March 31, June 30,  Sept. 30, Dec. 31,  Full Year
                         --------- --------- --------- --------- ---------
                             (in thousands, except per share data)
Revenue                  $ 25,202  $ 27,103  $ 27,283  $ 25,957  $105,545

Operating Expenses
 Costs of services         18,836    19,992    20,406    19,209    78,443
 Selling, general
  and administrative
  expenses                  5,544     6,391     8,164     9,327    29,426
 Depreciation and
  amortization                468       483       498       588     2,037
                         --------- --------- --------- --------- ---------
                           24,848    26,866    29,068    29,124   109,906
                         --------- --------- --------- --------- ---------
Operating income (loss)       354       237    (1,785)   (3,167)   (4,361)

Other income (expense)
 Interest and dividend
  income                        3         9        50       333       395
 Interest expense            (285)     (293)     (203)     (693)   (1,474)
 Other income, net             21        16        32        82       151
                         --------- --------- --------- --------- ---------
                             (261)     (268)     (121)     (278)     (928)
Net income (loss) before
 income taxes                  93       (31)   (1,906)   (3,445)   (5,289)
Provision (credit) for
 income taxes                   9       125       296    (1,336)     (906)
                         --------- --------- --------- --------- ---------
Net income (loss)              84      (156)   (2,202)   (2,109)   (4,383)
Preferred stock
 dividends and accretion
 of offering expenses
 and discount                  -         -         -     (2,005)   (2,005)
                         --------- --------- --------- --------- ---------
Net income (loss)
 applicable to common
 stockholders            $     84  $   (156) $ (2,202) $ (4,114) $ (6,388)
                         ========= ========= ========= ========= =========
Net income (loss) per
 share applicable to
 common stockholders -
 basic and diluted       $   0.01  $  (0.02) $  (0.22) $  (0.43) $  (0.64)
                         ========= ========= ========= ========= =========
Weighted average shares
 outstanding - basic
 and diluted               10,000    10,000    10,000    10,000    10,000
                         ========= ========= ========= ========= =========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's Directors and Executive Officers is set forth above in Item 1 of this Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the cash and non-cash compensation during fiscal year 1998 earned by or awarded to the Chief Executive Officer and the five other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998 (the "Named Executive
Officers").

ANNUAL COMPENSATION
                                                      Long-Term
                                                     Compensation
                              Annual Compensation    ------------
                             -----------------------    Option      All Other
Name and Title          Year   Salary    Bonus(1)(2)  Awards (#)  Compensation
--------------------    ---- ----------- ----------- ------------ ------------
Robert T. Hale, Jr.     1998 $246,163(3)   $2,671           -      $    -
 Chief Executive
 Officer and
 President
Robert T. Hale          1998  187,708       1,484           -           -
 Chairman of the
 Board of Directors
James J. Crowley        1998  156,500          -       120,000          -
 Executive Vice
 President and Chief
 Operating Officer
Michael F. Oyster (4)   1998   80,208      64,500       40,000          -
 Executive Vice
 President of
 Networks and
 Product Development
Joseph Haines (4)       1998   91,667      80,000       40,000          -
 Vice President
 of Local Operations
Kevin B. McConnaughey   1998  138,487      14,755       14,620      13,487(5)
 Vice President and
 General Manager
 Of International
 Services
<F1>
(1)	Includes the cash value of travel awarded as bonuses.
<F2>
(2)	Includes amounts paid subsequent to December 31, 1998 related to 1998 performance.
<F3>
(3)	Includes sales commissions of $20,538.
<F4>
(4)	Commenced employment with the Company on July 16, 1998.
<F5>
(5)	Compensable reimbursement for moving expenses.

OPTION GRANTS IN LAST FISCAL YEAR
                                                               Potential Realizable
                                  % of                          Value at Assumed
                                  Total                        Annual Rates of Stock
                                 Options                        Price Appreciation
                                 Granted  Exercise               for Option Term
                        Options    to      Price    Expiration ---------------------
                        Granted Employees ($/Share)    Date        5%         10%
                        ------- --------- --------- ---------- ---------- ----------
Robert T. Hale, Jr.         -         -        -         -            -           -

Robert T. Hale              -         -        -         -            -           -

James J. Crowley         66,667      9.0%  $15.00     7/15/08   $628,898  $1,593,750
                         33,333      4.5    30.00     7/15/08          0     296,868
                         20,000      2.7    50.00     7/15/08          0           0
                        -------     -----                        -------  ----------
                        120,000     16.2%                        628,898   1,890,618

Michael F. Oyster        10,000      1.3%   15.00     7/15/08     13,395      33,947
                         20,000      2.7    30.00     7/15/08          0      53,437
                         10,000      1.3    50.00     7/15/08          0           0
                        -------     -----                        -------  ----------
                         40,000      5.4%                         13,395      87,384

Joseph Haines                 0      0.0%   15.00     7/15/08      4,990      12,646
                         40,000      5.4    30.00     7/15/08          0      35,313
                              0      0.0    50.00     7/15/08          0           0
                        -------     -----                        -------  ----------
                         40,000      5.4%                          4,990      47,959

Kevin B. McConnaughey     1,420      0.2%   15.00     7/15/08     41,932     106,263
                          6,000      0.8    30.00     7/15/08          0      79,167
                          7,200      1.0    50.00     7/15/08          0           0
                        -------     -----                        -------  ----------
                         14,620      2.0%                         41,932     185,430


YEAR-END OPTION VALUES
                              Number of            Value of Unexercised
                         Unexercised Options       In-the-Money Options
                         at December 31, 1998      at December 31, 1998(1)
                       ------------------------- -------------------------
                       Exercisable Unexercisable Exercisable Unexercisable
                       ----------- ------------- ----------- -------------
Robert T. Hale, Jr.          -             -      $     -      $     -

Robert T. Hale               -             -            -            -

James J. Crowley             -        120,000           -            -

Michael F. Oyster            -         40,000           -            -

Joseph Haines                -         40,000           -            -

Kevin B. McConnaughey        -         14,620           -            -

<F1>
(1)	Based on the difference between the fair market value of the common stock at fiscal year end, as most recently determined by the Board of Directors ($15.00) and the option exercise price.

Compensation of Directors

In July 1998, the Company adopted the 1998 Director Stock Option Plan (the "Director Plan"). Under the terms of the Director Plan, options to purchase 5,000 shares of Common Stock will be granted to each new non-employee director upon his or her initial election to the Board of Directors. Annual options to purchase 2,500 shares of Common Stock will also be granted to each non-employee director on the date of each annual meeting of stockholders, or on August 1 of each year if no annual meeting is held by such date. Options granted under the Director Plan will vest in four equal annual installments beginning on the first anniversary of the date of grant. The exercisability of these options will be accelerated upon the occurrence of an Acquisition Event (as defined in the Director Plan). The exercise price of options granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. A total of 100,000 shares of Common Stock may be issued upon the exercise of stock options granted under the Director Plan. In addition, Directors are reimbursed for out-of-pocket expenses incurred as a result of their service as Directors. Pursuant to the Director Plan, on September 3, 1998, Messrs. Martin and McNay each received an option to purchase 5,000 shares of Common Stock at an exercise price of $15.00 per share.

Employee Benefit Plans

1998 Stock Incentive Plan

The Company's 1998 Stock Incentive Plan (the "1998 Incentive Plan") was adopted by the Company in July 1998. The 1998 Incentive Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1998 Incentive Plan, the Company may grant options that are intended to qualify as incentive stock options ("incentive stock options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options not intended to qualify as incentive stock options ("nonqualified options"), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 1,400,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 1998 Incentive Plan. The number of shares with respect to which awards may be granted to any employee under the 1998 Incentive Plan may not exceed 700,000 during any calendar year. The exercisability of options or other awards granted under the 1998 Incentive Plan may in certain circumstances be accelerated in connection with an Acquisition Event (as defined in the 1998 Incentive
Plan). Options and other awards may be granted under the 1998 Incentive Plan at exercise prices that are equal to, less than or greater than the fair market value of the Company's common stock, and the Board generally retains the right to reprice outstanding options. The 1998 Incentive Plan expires in June 2008, unless sooner terminated by the Board. As of December 31, 1998, there were options outstanding to purchase an aggregate of 745,300 shares of Common Stock under the 1998 Incentive Plan. These options generally become exercisable in four equal annual installments beginning on the first anniversary of the date of grant, subject in certain cases to accelerated vesting in connection with an Acquisition Event.

401(k) Plan

Effective January 1, 1995, the Company adopted the Employee 401(k) and Profit Sharing Plan (the "401(k) Plan") covering the Company's eligible employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the lesser of 15% of eligible compensation or the statutorily prescribed annual limit ($10,000 in 1998) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company on behalf of all participants. The Company contributed $175,000 to the 401(k) Plan in 1995. No additional contributions have been made by the Company. The 401(k) Plan is intended to qualify under Section 401 of the Code, so that contributions by employees or by the Company to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn, and contributions by the Company, if any, are deductible by the Company when made.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 1999, the number of shares of Common Stock and the percentage of the outstanding shares of Common
Stock that are beneficially owned by (i) each person that is the beneficial owner of more than 5% of the outstanding shares of Common
Stock, (ii) each of the directors and Names Executive Officers of the
Company and (iii) all of the current directors and executive officers of the Company as a group.
                                                Amount and Nature
                                           of Beneficial Ownership (1)
                                         --------------------------------
                                            Number of
                                            Shares of          Percent
Name and Address of Beneficial Owner      Common Stock         of Class
------------------------------------     ---------------   ---------------
5% STOCKHOLDERS
Robert T. Hale                              5,000,000            50%
 c/o Network Plus Corp.
 234 Copeland Street
 Quincy, Massachusetts 02169

Robert T. Hale, Jr.                         5,000,000            50%
 c/o Network Plus Corp.
 234 Copeland Street
 Quincy, Massachusetts 02169

OTHER DIRECTORS
James J. Crowley                                    0             -
David Martin                                        0             -
Joseph C. McNay                                     0             -
OTHER NAMED EXECUTIVE OFFICERS
Michael F. Oyster                                   0             -
Joseph Haines                                       0             -
Kevin B. McConnaughey                               0             -
All directors and executive officers
 as a group (10 persons)                   10,000,000           100%
______________
<F1>
(1)  Each stockholder possesses sole voting and investment power with respect to the shares listed.  Excludes options that vest subsequent to
May 28, 1999.  None of the named stockholders holds shares of any other class of the Company's securities.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's office space in Quincy, Massachusetts is leased from a trust, the beneficiaries of which are the common stockholders of the Company. The Company makes monthly rental payments to the trust of $50,000. In 1998, the amount paid to the trust was $544,000. In each of the years ending December 31, 1998, 1997 and 1996, the amount paid to the trust was $431,000.

On September 2, 1998, the Company paid a dividend in the aggregate amount of $5.0 million. As a result, $2.5 million was distributed to each of Robert T. Hale and Robert T. Hale, Jr. Robert T. Hale, Jr., reinvested $1.9 million in the Company (representing approximately the distribution to him, net of his estimated tax liability resulting from such dividend) in the form of a long-term loan to the Company. Interest on such loan will accrue at Fleet Bank's prime rate. Principal and interest on such loan will be payable 10 days after the redemption of the Series A Preferred Stock.

In December 1997, the Company's stockholders issued the Company loans totaling $1.8 million. Interest on the loans accrued at the bank's prime rate (8.5% at December 31, 1997) and was payable monthly. There was no required period for principal repayment. The loans, including $12,017 of accrued interest, were repaid in May 1998.

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 - Financial Statements


   Consolidated Balance Sheets
    December 31, 1998 and 1997

   Consolidated Statements of Operations
    Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Cash Flows
    Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    Years Ended December 31, 1998, 1997 and 1996

   Notes to Consolidated Financial Statements

(a) 2 - Financial Statement Schedules

   The following consolidated financial statement schedules of Network Plus Corp. are included in Item 14(d) and filed herewith (page numbers refer to page numbers in this Form
   10-K):

   Schedule II - Valuation and Qualifying Accounts................    101

   Report of Independent Accountants on Financial Statement
    Schedules.....................................................    102

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K

   None.

(a) 3. and (c) - Exhibits

Exhibit
Number      Description
-------	------------------------------------------------------------

3.1*  		Certificate of Incorporation of the Company.

3.2*	  	Certificate of Designation of the Series A Preferred Stock.

3.3*	  	By-laws of the Company.

4.1*  		Exchange and Registration Rights Agreement dated as of
        September 1, 1998 between the Company and the Purchasers.

4.2*  		Purchase Agreement dated as of September 1, 1998 between the
        Company and the Purchasers.

10.1* 		1998 Stock Incentive Plan.

10.2* 		1998 Director Stock Option Plan.

10.3+* 	Resale Solutions Switched Services Agreement dated as of June
        21, 1998 between the Company and Sprint Communications Company
        L.P.

10.4+*	 Agreement for the Provision of Fiber Optic Facilities and
        Services dated as of July 17, 1998 between the Company and Northeast Optic Network, Inc.

10.5+*	 IRU Agreement dated as of July 17, 1998 between the Company and Qwest Communications Corporation.

10.6* 		Net Lease by and between Network Plus Realty Trust, Landlord, and Network Plus, Inc., Tenant, dated July 1, 1993.

10.7* 		Interconnection Agreement Under Sections 251 and 252 of the
        Telecommunications Act of 1996, dated September 4, 1998, by and between New England Telephone and Telegraph Company d/b/a
        Bell Atlantic-Massachusetts and Network Plus, Inc.

10.8* 		Loan and Security Agreement dated October 7, 1998 by and
        between Network Plus, Inc., as Borrower, Goldman Sachs Credit Partners L.P. and Fleet National Bank as Lenders, Fleet
        National Bank as Agent and Goldman Sachs Credit Partners L.P.
        as Syndication and Arrangement Agent.

10.9+* 	Master Lease Agreement, dated as of August 8, 1997, by and
        between Chase Equipment Leasing, Inc. and Network Plus, Inc., as amended.

Exhibit
Number      Description
-------	------------------------------------------------------------
10.10	 	Master Lease Agreement, dated as of December 30, 1998, by and between Comdisco, Inc. and Network Plus, Inc.

12    		Ratio of Earnings to Combined Fixed Charges.

21*   		Subsidiaries of the Registrant.

27    		Financial Data Schedules.



*  Incorporated herein by reference to the Company's Registration
   Statement on Form S-1, as amended (File No. 333-64663).

+  Confidential treatment granted as to certain portio

                          	SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NETWORK PLUS CORP.
                                              ------------------
                                                   Company

Date: March 30, 1999                       By   /s/ Steven L. Shapiro
                                                --------------------------
                                                Steven L. Shapiro,
                                                Vice President of Finance,
                                                Chief Financial Officer
                                                and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                   DATE
-----------------------------  ---------------------------  --------------

/s/ Robert T. Hale,            Chairman of the Board        March 30, 1999
-----------------------------
Robert T. Hale, Sr.


/s/ Robert T. Hale, Jr.        President, Chief Executive   March 30, 1999
-----------------------------  Officer and Director
Robert T. Hale, Jr.            (Principal Executive Officer)


/s/ James J. Crowley           Executive Vice President,    March 30, 1999
-----------------------------  Chief Operating Officer and
James J. Crowley               Director


/s/ Steven L. Shapiro          Vice President of Finance,   March 30, 1999
-----------------------------  Chief Financial Officer
Steven L. Shapiro              and Treasurer (Principal
                               Financial and Accounting
                               Officer)

/s/ David Martin               Director                     March 30, 1999
-----------------------------
David Martin

/s/ Joseph C. McNay            Director                     March 30, 1999
-----------------------------
Joseph C. McNay

                             	NETWORK PLUS CORP.
                                	SCHEDULE II
                      	VALUATION AND QUALIFYING ACCOUNTS
                              	(in thousands)

                                    Additions
                      Balance at    Charged to                   Balance
                      Beginning     Costs and                    At End
   Description         of Year      Expenses    Deductions (1)   of Year
------------------  -------------  -----------  --------------  ---------
Allowance for
doubtful accounts
Year Ended
December 31, 1998       $926          1,931         2,344         $513

Year Ended
December 31, 1997       $850          4,104         4,028         $926

Year Ended
December 31, 1996       $500          1,102           752         $850

<F1>
(1) Write-off of bad debts less recoveries.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Network Plus Corp.


	Our report on the consolidated financial statements of Network Plus Corp. is included in this Form 10-K in Item 8. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(b) of this Form 10-K.

	In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.


							PricewaterhouseCoopers LLP


Boston, Massachusetts
March 17, 1999