Form 10-Q
period 1999-03-31
NETWORK PLUS CORP
filed 1999-05-17
CIK 1065633

                 	SECURITIES AND EXCHANGE COMMISSION
                      	WASHINGTON, DC 20549

                            	FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number      333-64663
                       ------------------

                            NETWORK PLUS CORP.
-------------------------------------------------------------------------
	(Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                              04-3430576
----------------------------------------------  -------------------------
      (State or Other Jurisdiction of                 (IRS Employer
       Incorporation or Organization)               Identification No.)

           234 COPELAND STREET
            QUINCY, MASSACHUSETTS                         02169
----------------------------------------------  -------------------------
   (Address of Principal Executive Officer)             (Zip Code)

                              (617) 786-4000
-------------------------------------------------------------------------
	(Registrant's Telephone Number, Including Area Code)

                                   NONE
-------------------------------------------------------------------------
	(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The registrant had no voting or non-voting common stock held by non-affiliates as of May 17, 1999.

The number of shares of the registrant's Common Stock ($0.01 par value) outstanding on May 17, 1999 was 10,000,000.

                                	FORM 10-Q
                     	THREE MONTHS ENDED MARCH 31, 1999

                                 	INDEX


                                                             Page
      				      Number
                                                            ------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NETWORK PLUS CORP.

 Unaudited Condensed Consolidated Balance Sheets
   March 31, 1999 and December 31, 1998.....................  3

 Unaudited Condensed Consolidated Statements of Operations
   Three Months Ended March 31, 1999 and 1998...............  4

 Unaudited Condensed Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1999 and 1998...............  6

 Notes to Unaudited Condensed Consolidated Financial
  Statements................................................  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.........................................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     	   MARKET RISK........................................  15



PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF
         PROCEEDS...........................................  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................  16

SIGNATURES..................................................  17

EXHIBIT INDEX...............................................  18

PART 1

ITEM 1.  FINANCIAL STATEMENTS
                           	NETWORK PLUS CORP.
                 	CONDENSED CONSOLIDATED BALANCE SHEETS
            	(in thousands, except share and per share data)
                               (unaudited)

                                                       March 31,  Dec. 31,
                                                         1999       1998
                                                       --------- ---------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                              $ 3,578  $ 12,197
 Accounts receivable, net of allowance for doubtful
  accounts of $1,172 and $513, respectively              20,683    16,112
 Prepaid expenses                                           877       760
 Deferred taxes                                             277       277
 Other current assets                                     3,214     1,704
                                                        -------- ---------
     Total current assets                                28,629    31,050
PROPERTY AND EQUIPMENT, NET                              41,370    15,822
OTHER ASSETS                                                726       821
INVESTMENT								    2,500 		-
DEFERRED TAXES                                            2,985     1,175
                                                        -------- ---------
     TOTAL ASSETS                                       $76,210  $ 48,868
                                                        ======== =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable                                       $17,230  $ 11,402
 Accrued liabilities                                      3,526     2,617
 Current portion of capital lease obligations		    7,703       863
                                                        -------- ---------
     Total current liabilities                           28,459    14,882
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS             20,096     3,147
LONG-TERM NOTE PAYABLE TO STOCKHOLDER                     1,961     1,925
DEFERRED TAX LIABILITY	                                    491       491
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
 13.5% series A cumulative due 2009, $.01 par value,
  50,000 shares authorized, 40,000 shares issued
  and outstanding	(liquidation preference of 		   36,700    35,146
  $43,226)
STOCKHOLDERS' DEFICIT
 Common stock, $.01 par value, 20,000,000 shares
  authorized, 10,000,000 shares issued and outstanding      100       100
 Additional paid-in capital                                  -         -
 Warrants                                                 4,359     4,359
 Accumulated deficit                                    (15,956)  (11,182)
                                                        -------- ---------
     Total stockholders' deficit                        (11,497)   (6,723)
                                                        -------- ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $76,210  $ 48,868
                                                        ======== =========

<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                        	NETWORK PLUS CORP.
         	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             	(in thousands, except per share data)
                          	(unaudited)



                                                       Three Months
                                                      Ended March 31,
                                                     ------------------
                                                       1999      1998
                                                     --------  --------
Revenue                                              $ 33,581  $ 25,202
Operating expenses
 Cost of services                                      26,546    18,836
 Selling, general and administrative expenses          10,716     5,544
 Depreciation and amortization                            984       468
                                                     --------- ---------
                                                       38,246    24,848
                                                     --------- ---------
Operating income (loss)                                (4,665)      354
Other income (expense)
 Interest and dividend income                             141         3
 Interest expense                                        (521)     (285)
 Other income 					   	           18        21
                                                     --------- ---------
                                                         (362)     (261)
                                                   	--------- ---------
Net income (loss) before income taxes                  (5,027)       93

Provision (credit) for income taxes                    (1,810)        9
                                                     --------- ---------
Net income (loss)						       (3,217)       84
 Preferred stock dividends and accretion of
  offering expenses and discount                        1,554         -
                                                     --------- ---------
Net income (loss) applicable to common stockholders  $ (4,771) $     84
                                                     ========= =========
Net income (loss) per share applicable to
 common stockholders - basic and diluted             $  (0.48) $   0.01
                                                     ========= =========
Weighted average shares outstanding -
 basic and diluted                                     10,000    10,000
                                                     ========= =========


<F1>

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                      	NETWORK PLUS CORP.
        	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             	(in thousands, except per share data)
                        	(unaudited)
                        	(continued)
                                                       Three Months
                                                      Ended March 31,
                                                     ------------------
                                                       1999      1998
                                                     --------  --------
Proforma data:

Historical income (loss) before income taxes         $ (5,027) $     93
Pro forma provision (credit) for income taxes          (1,810)       33
                                                     --------- ---------
Pro forma net income (loss)                            (3,217)       60
Historical preferred stock dividends and
 accretion of offering expenses and discount            1,554        -
                                                     --------- ---------
Pro forma net income (loss) applicable to
 common stockholders                                 $ (4,771) $     60
                                                     ========= =========
Pro forma net income (loss) per share applicable
 to common stockholders - basic and diluted          $  (0.48) $   0.01
                                                     ========= =========




<F1>

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          	NETWORK PLUS CORP.
           	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           	(in thousands)
                            	(unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                      ------------------
                                                        1999       1998
                                                      --------   -------
Cash flows from operating activities:
 Net income (loss)                                    $ (3,217)  $    84
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                            984       468
  Provision for losses on accounts receivable              910       246
  Interest payable on note payable to stockholder           36        -
  Changes in assets and liabilities:
   Accounts receivable                                  (5,481)      114
   Prepaid expenses                                       (117)     (470)
   Deferred taxes                                       (1,810)       -
   Other current assets                                 (1,510)       (2)
   Other assets                                             95       (61)
   Accounts payable                                      5,828     1,605
   Accrued liabilities                                     909       492
                                                      ---------  --------
    Net cash provided by (used for) operating
     activities                                         (3,373)    2,476
Cash flows from investing activities:
 Capital expenditures                                   (6,601)     (230)
 Equity investment                                      (2,500)       -
                                                      ---------  --------
    Net cash used for investing activities              (9,101)     (230)
Cash flows from financing activities:
 Proceeds from sale and leaseback of fixed assets        4,443        -
 Net payments on line of credit 				       -    (2,640)
 Payments on debt and capital lease obligations           (585)     (839)
 Distribution to stockholders                               (3)       -
                                                      ---------  --------
    Net cash used for financing activities               3,855    (3,479)
                                                      ---------  --------
Net increase (decrease) in cash                         (8,619)   (1,233)
Cash at beginning of period                             12,197     1,567
                                                      ---------  --------
Cash at end of period                                 $  3,578   $   334
                                                      =========  ========

Noncash Investing and Financing Activities:
 Fixed assets acquired under capital leases           $  23,999  $    -
                                                      =========  ========
 Preferred stock dividends paid-in-kind               $   1,411  $    -
                                                      =========  ========

<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           	NETWORK PLUS CORP.
   	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                	(in thousands, except per share data)


1.	BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments, consist only of adjustments of a normal, recurring nature.

These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended of December 31, 1998 which are contained in the Company's Form 10-K for such year end. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ended December 31, 1999.

Certain amounts in the financial statements for the prior year have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.


2.	INVESTMENT

On March 23, 1999, the Company entered into a market development agreement with NorthPoint Communications, Inc. ("NorthPoint") for a period of two years. Under the terms of the agreement the Company will resell xDSL products and services to businesses currently reached by NorthPoint's infrastructure. NorthPoint will provide co-marketing funds to launch this new service to the Company's customers. In addition, the agreement contains certain volume commitments subject to non-usage charges at the end of the term. The Company also made an equity investment of $2.5 million in NorthPoint, which will be accounted for on a cost basis.

3.	REVOLVING CREDIT AGREEMENTS

On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet National Bank ("Fleet") for a $60 million revolving credit facility (the "New Revolving Credit Facility"), and concurrently terminated an existing $23 million facility with Fleet. The New Revolving Credit Facility has a term of 18 months. Under the New Revolving Credit Facility, $30 million of the $60 million is immediately available, while the additional $30 million is available based upon a percentage of accounts receivable. Interest is payable monthly at one percent above the prime rate. The New Revolving Credit Facility which was amended effective March 31, 1999, requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization, and not to exceed certain customer turnover levels and debt to revenue ratios. At March 31, 1999, there were no borrowings outstanding under the New Revolving Credit Facility.


4.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following:

                                           March 31, December 31,
                                             1999        1998
                                           --------- ------------
Capital lease obligations                  $ 27,799    $ 4,010
Less current portion                         (7,703)      (863)
                                           --------    --------
                                           $ 20,096    $ 3,147
                                           ========    ========

Property and equipment under capital leases are as follows:

                                           March 31, December 31,
                                             1999        1998
                                           --------- ------------

Telecommunications equipment               $23,786     $ 3,837
Computer equipment                           5,364       1,527
Motor vehicles                                  55          55
                                           --------    --------
                                            29,205       5,419
Less accumulated amortization               (2,309)     (1,701)
                                           --------    --------
                                           $26,896     $ 3,718
                                           ========    ========

In December 1998, the Company received an $81,000 commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. Depending on the type of equipment, the lease term will either be for three or five years. All of the leases to be entered into will contain bargain purchase options upon conclusion of the lease term. Leases were entered into in the three months ended March 31, 1999 totaling $28,442 included $4,443 for refinancing of previously existing leases. Also included in the new lease financing was an additional $3,462 received by the Company from the lessor for the sale and leaseback of equipment acquired by the Company in 1998.

5.	NET INCOME (LOSS) PER SHARE

The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include stock options and warrants.


The following table sets forth the computation of basic and diluted income
(loss) per share:

                                    Three Months Ended Three Months Ended
                                      March 31, 1999      March 31, 1998
                                    ------------------  -----------------
Net income (loss) applicable to
  Network Plus Corp. common
  stock - basic and diluted                $(4,771)               $84

Shares used in net income (loss)
  per share - basic and diluted         10,000,000         10,000,000
                                       ============       ============

Net income (loss) per share
  applicable to common
  stockholders - basic and
  diluted                                   $(0.48)             $0.01
                                       ============       ============

Warrants for the purchase of 310,000 shares and stock options for the purchase of 868,566 shares of common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 1999 because inclusion of such shares would have an anti-dilutive effect.

Pro forma net loss per share reflecting the Company's conversion from an S Corporation to a C Corporation is presented using an estimated effective income tax rate of approximately 35% to 41%.


6.	NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.
              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with Network Plus Corp. unaudited condensed consolidated financial statements and related notes included herein as well as the consolidated financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 31, 1998. In addition to historical information, the following discussion contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risk associated with the Company's expansion plans and other factors discussed in the Company's Form 10-K for the year ended December 31, 1998 and below under "Certain Factors That May Affect Future Operating Results".

OVERVIEW

Network Plus, founded in 1990, is a network-based communications provider offering broadband data and communications services, including domestic and international long-distance service, dedicated high-speed digital communications services utilizing Digital Subscriber Line, or DSL, technology, local exchange service and enhanced voice and Internet services. Our customers consist primarily of small and medium-sized businesses located in major markets in the northeastern and southeastern regions of the United States. We believe that our increasing focus on DSL and other data services will help us acquire new customers and cross-sell data, local and other services to existing long distance customers.

During the first quarter of 1999, long distance network switches were deployed in Chicago and Los Angeles. In addition, we entered into a market development agreement with NorthPoint to offer digital subscriber line
(xDSL) products and services to our customers.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                1999       1998
                                              --------   --------
Revenues                                       100.0 %    100.0 %
Cost of services                                79.1       74.7
Selling, general and administrative             31.9       22.0
Depreciation and amortization                    2.9        1.9
Operating income (loss)                        (13.9)       1.4
Other income (expense)                          (1.1)      (1.0)
Income (loss) before income taxes              (15.0)%      0.4 %


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

REVENUES
Revenue increased $8.4 million or 33% to $33.6 million for the three months ended March 31, 1999 from $25.2 million for the same period in the prior year. The increase was due to a 32% increase in long distance revenue, which comprised 92% of total revenue for the period resulting from services to new customers and increased revenue from existing customers. The resale of local service contributed $2.4 million in revenue for the period, representing 29% of the increase in total revenue for the period.

COST OF SERVICES
Cost of services increased $7.7 million or 41% to $26.5 million for the three months ended March 31, 1999 from $18.8 million for the same period in the prior year. As a percent of revenue, cost of services increased to 79% for the three months ended March 31, 1999 from 75% for the three months ended March 31, 1998. The increase in spending is primarily due to the increased volume of international wholesale traffic, which has higher origination, transport and termination costs as compared to other long distance traffic. The Company expects the percent of long distance traffic associated with international traffic to decrease and consequently the cost of long distance traffic will decrease.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $5.2 million or 93% to $10.7 million for the three months ended March 31, 1999 from $5.5 million for the same period in the prior year. As a percent of revenue, selling, general and administrative expenses increased to 32% for the three months ended March 31, 1999 from 22% for the three months ended March 31, 1998.
The Company employed 397 people at March 31, 1999 from 200 at March 31, 1998 resulting in an increase in payroll and related expenses of 99%. The sales organization increased by 119 people for the period and the Company added 35 people to support the building of its local network. Other selling, general and administrative expenses increased as a result of the Company's revenue growth and infrastructure to support future growth.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $516,000 or 110% to $984,000 for the three months ended March 31, 1999 from $468,000 for the same period in the prior year. The increase is primarily due to additional computer and telecommunications equipment to support the Company's network expansion.
The depreciation and amortization expense is expected to increase as the current local network projects are brought on-line and as additional investments are made in the Company's network switches.

INTEREST
Interest expense net of interest income increased $98,000 or 35% to $380,000 for the three months ended March 31, 1999 from $282,000 for the same period in the prior year. The increase is primarily due to interest paid on the capital lease obligations.

INCOME TAXES
In September 1998, the Company converted from an S Corporation to a C Corporation. As a result the Company received a $1.8 million tax benefit for the losses incurred for the three months ended March 31, 1999. Prior to conversion, income taxes were provided solely for state tax purposes totaling $9,000 for the three months ended March 31, 1998.

PREFERRED STOCK DIVIDENDS
For the three months ended March 31, 1999, the Company accrued preferred stock dividends of $1.4 million and accretion of offering expenses and discount of $143,000 on the Series A Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $3.6 million at March 31, 1999 from $12.2 million at December 31, 1998. The decrease is primarily attributable to cash used in operating activities of $3.4 million, capital expenditures of $2.2 million which were not financed under the lease line described below, and the investment in NorthPoint of $2.5 million.

The Company has a revolving credit facility of $60 million, which was amended effective March 31, 1999. Under the terms of the agreement the Company has available borrowing of $47.9 million at March 31, 1999. There was no outstanding debt under the revolving credit facility at March 31, 1999. In addition, the Company has a $81 million lease commitment available through December 31, 1999 for the acquisition of computer and telecommunications equipment. Leases entered into in the three months ended March 31, 1999 totaled $24.0 million.

The Company believes the availability on the existing revolving credit facility and capital lease line should be sufficient to meet its cash requirements for the next 12 months.

IMPACT OF YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is currently assessing the implication of Year 2000 issues on operations, in order to determine the extent to which the Company may be adversely affected. Based on the internal assessment, which is substantially complete, the Company believes that the majority of its software applications will be Year 2000 compliant by June 30, 1999. However, there can be no assurance that all systems will function adequately beginning in the year 2000. There can also be no assurance that the Company will not incur significant unanticipated costs in achieving Year 2000 compliance. Though limited testing of systems has been performed to date, the Company had developed its systems with Year 2000 in mind, thus minimizing its impact. The Company may conduct further testing and or an external audit following the conclusion of its internal assessment. To date there have been a limited number of hours devoted to Year 2000 issues, with no additional cost expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are not expected to have a material impact on the operations and cash flows of the Company. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

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

Based on its assessments to date, the Company believes that it will not experience any material disruption as a result of Year 2000 issues in internal processes, information processing or interfacing with key customers, or with processing orders and billing. The Company has developed contingency plans which management believes can be successfully implemented, if required, to address potential Year 2000 issues in the Company's internal processes. There can be no assurance, however, that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition.

New Accounting Pronouncements

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

Certain Factors That May Affect Future Operating Results

The Company had operating losses for the three months ended March 31, 1999 and in each of the years ending December 31, 1998, 1997, 1996 and 1995 and negative cash flow for the three months ended March 31, 1999 and in the years ended December 31, 1998 and 1997, and there can be no assurance that the Company will achieve or sustain profitability or generate positive cash flow in the future. The Company expects to incur significant expenditures in the future in connection with the acquisition, development and expansion of its network, information technology systems, employee base, services and customer base. To the extent the Company's cash needs exceed the Company's available cash and existing borrowing availability, the funding of these expenditures will be dependent upon the Company's ability to raise substantial financing.

The Company's ability to meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis, on terms acceptable to the Company, and within the limitations contained in the Company's commercial lending agreements and the Preferred Stock Certificate of Designation. Failure to obtain such financing could result in the delay or abandonment of the Company's development and expansion plans and could have a material adverse effect on the Company.

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

The Company's strategy includes offering additional telecommunications services, including DSL and other digital services, local service and Internet access. The Company has limited experience providing DSL and other digital services, local services on its own network and Internet access. There can be no assurance that the Company's future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services including DSL services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon ILECs and other carriers to provide telecommunications services and facilities to the Company and its customers. There can be no assurance that the Company will be able to obtain such services or facilities on the scale and within the time frames required by the Company at an affordable cost, or at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     	   MARKET RISK

     	   Not applicable

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1999, the Company issued to employees options to purchase an aggregate of 123,266 shares of common stock with exercise prices ranging from $15 to $50 per share. These securities were issued under Section 4(2) of the Securities Act of 1933 of Rule 701 thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             The exhibits listed on the Exhibit Index are filed herewith.


         (b) REPORTS ON FORM 8-K

             The Company did not file any reports on Form
             8-K during the three months ended March 31, 1999.

	                        				SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quincy, State of Massachusetts, on May 17, 1999.


                                         NETWORK PLUS CORP.




                                         By: /s/  George Alex
                                             ------------------------------
                                             George Alex
                                             Executive Vice President and
                                             Chief Financial Officer

	                    					EXHIBIT INDEX



Exhibit number               				Title
--------------                   ------------------------------
    27                      					Financial Data Schedule