Form 10-Q
period 1999-06-30
NETWORK PLUS CORP
filed 1999-08-16
CIK 1065633

                	SECURITIES AND EXCHANGE COMMISSION
                       	WASHINGTON, DC 20549

                             	FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number      0-26313
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the registrant's Common Stock ($0.01 par value) held by non-affiliates on August 13, 1999 was 9,200,000.

                              	FORM 10-Q
                   	THREE MONTHS ENDED June 30, 1999

                               	INDEX


                                                                       Page
                                                        				          Number
                                                                      ------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NETWORK PLUS CORP.

 Unaudited Condensed Consolidated Balance Sheets
   June 30, 1999 and December 31, 1998................................  3

 Unaudited Condensed Consolidated Statements of Operations
   Three Months and Six Months Ended June 30, 1999 and 1998...........  4

 Unaudited Condensed Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1999 and 1998............................  6

 Notes to Unaudited Condensed Consolidated Financial Statements.......  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS....................................  11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...  17



PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................  18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  19

SIGNATURES............................................................  20

EXHIBIT INDEX.........................................................  21

PART 1

ITEM 1.  FINANCIAL STATEMENTS


                            	NETWORK PLUS CORP.
                 	CONDENSED CONSOLIDATED BALANCE SHEETS
            	(in thousands, except share and per share data)

                                               June 30,  June 30,   Dec. 31,
                                                 1999      1999       1998
                                               --------- --------- ---------
                                                   (unaudited)
ASSETS                                         (actual) (pro forma)
CURRENT ASSETS
 Cash and cash equivalents                     $  3,597  $ 84,122  $ 12,197
 Accounts receivable, net of allowance
  for doubtful accounts                          22,397    22,397    16,112
 Deferred taxes                                     277       277       277
 Other current assets                             2,725     2,725     2,464
                                               --------- --------- ---------
     Total current assets                        28,996   109,521    31,050
PROPERTY AND EQUIPMENT, NET                      50,266    50,266    15,822
OTHER ASSETS                                        747       747       821
INVESTMENT				                     	              3,977 	   3,977        -
DEFERRED TAXES                                    2,985     2,985     1,175
                                               --------- --------- ---------
     TOTAL ASSETS                              $ 86,971  $167,496  $ 48,868
                                               ========= ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                              $ 23,452  $ 23,452  $ 11,402
 Revolving line of credit                        10,000        -         -
 Accrued liabilities                              5,786     5,786     2,617
 Current portion of capital lease obligations     8,652     8,652       863
                                               --------- --------- ---------
     Total current liabilities                   47,890    37,890    14,882
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS     19,276    19,276     3,147
LONG-TERM NOTE PAYABLE TO STOCKHOLDER             2,000     2,000     1,925
DEFERRED TAX LIABILITY	                             491       491       491
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
 13.5% series A cumulative due 2009, $.01 par
  value (liquidation preference of $44,685)      38,302        -     35,146
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value                       533       545       100
 Additional paid-in capital                     117,960   135,804        -
 Stock subscription                            (119,040)	      -         -
 Other comprehensive income	                      1,477	    1,477        -
 Warrants                                         4,452     4,452     4,359
 Accumulated deficit                            (26,370)  (34,439)  (11,182)
                                               --------- --------- ---------
     Total stockholders' equity (deficit)       (20,988)  107,839    (6,723)
                                               --------- --------- ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $ 86,971  $167,496  $ 48,868
                                               ========= ========= =========
<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                           	NETWORK PLUS CORP.
            	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 	(in thousands, except per share data)
                              	(unaudited)



                                   Three Months           Six Months
                                  Ended June 30,         Ended June 30,
                                -------------------   -------------------
                                  1999      1998        1999      1998
                                --------- ---------   --------- ---------
Revenues                        $ 36,313  $ 27,103    $ 69,894  $ 52,305
Operating expenses
 Cost of services                 29,771    19,992      56,317    38,828
 Selling, general and
  administrative expenses         12,404     6,390      23,120    11,934
 Depreciation and amortization     1,844       483       2,828       951
                                --------- ---------   --------- ---------
                                  44,019    26,865      82,265    51,713
                                --------- ---------   --------- ---------
Operating income (loss)           (7,706)      238     (12,371)      592
Other income (expense)
 Interest and dividend income         21         9         162        12
 Interest expense                   (795)     (293)     (1,316)     (578)
 Other income              			        21        15          39        36
                                --------- ---------   --------- ---------
                                    (753)     (269)     (1,115)     (530)
                                --------- ---------   --------- ---------
Net income (loss) before
 income taxes                     (8,459)      (31)    (13,486)       62

Provision (benefit) for
 income taxes                         -        125      (1,810)      134
                                --------- ---------   --------- ---------
Net loss                          (8,459)     (156)    (11,676)      (72)
Preferred stock dividends
 and accretion of offering
 expenses and discount             1,602         -       3,156        -
                                --------- ---------   --------- ---------
Net loss applicable to common
 stockholders                   $(10,061) $   (156)   $(14,832) $    (72)
                                ========= =========   ========= =========
Net loss per share applicable
 to common stockholders -
 basic and diluted              $  (0.22) $     -     $  (0.33) $     -
                                ========= =========   ========= =========
Weighted average shares
 outstanding - basic and
 diluted                          45,422    45,333      45,355    45,333
                                ========= =========   ========= =========



<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                           	NETWORK PLUS CORP.
             	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 	(in thousands, except per share data)
                              	(unaudited)
                              	(continued)


                                  Three Months          Six Months
                                  Ended June 30,       Ended June 30,
                                ------------------   ------------------
                                  1999      1998       1999      1998
                                --------  --------   --------  --------
Proforma data:

Historical income (loss)
 before income taxes            $ (8,459) $    (31)   $(13,486) $     62
Pro forma provision (credit)
 for income taxes                     -        (11)     (1,810)       22
                                --------- ---------   --------- ---------
Pro forma net income (loss)       (8,459)      (20)    (11,676)       40
Historical preferred stock
 dividends and accretion of
 offering expenses and discount    1,602        -        3,156        -
                                --------- ---------   --------- ---------
Pro forma net income (loss)
 applicable to common
 stockholders                   $(10,061) $    (20)   $(14,832) $     40
                                ========= =========   ========= =========
Pro forma net income (loss)
 per share applicable to
 common stockholders - basic
 and diluted                    $  (0.22) $     -     $  (0.33) $     -
                                ========= =========   ========= =========

<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                           	NETWORK PLUS CORP.
            	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            	(in thousands)
                             	(unaudited)

                                                           Six Months
                                                         Ended June 30,
                                                      -------------------
                                                        1999       1998
                                                      --------   --------
Cash flows from operating activities:
 Net income (loss)                                    $(11,676)  $   (72)
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                          2,828       951
  Gain on disposal of fixed assets                          -         (8)
  Provision for losses on accounts receivable            1,143       729
  Interest payable on note payable to stockholder           75        -
  Changes in assets and liabilities:
   Accounts receivable                                  (7,428)      740
   Deferred taxes                                       (1,810)       -
   Other current assets                                   (261)     (845)
   Other assets                                             74      (124)
   Accounts payable                                     12,051       175
   Accrued liabilities                                   2,992       281
                                                      ---------  --------
    Net cash provided by (used for) operating
     activities                                         (2,012)    1,827
Cash flows from investing activities:
 Capital expenditures                                  (15,440)   (2,364)
 Proceed from sale of fixed assets                          -         17
 Equity investment                                      (2,500)       -
 Refund of exercise price of Tel-Save common stock
  warrant                                                   -      1,470
 Sale of Tel-Save common stock                              -      8,030
                                                      ---------  --------
    Net cash used for investing activities             (17,940)    7,153
Cash flows from financing activities:
 Proceeds from sale and leaseback of fixed assets        4,467        -
 Net proceeds on line of credit 			                  	  10,000     4,490
 Payments on debt and capital lease obligations         (3,112)   (6,773)
 Distribution to stockholders                               (3)       (5)
                                                      ---------  --------
    Net cash used for financing activities              11,352    (2,288)
                                                      ---------  --------
Net increase (decrease) in cash                         (8,600)    6,692
Cash at beginning of period                             12,197     1,568
                                                      ---------  --------
Cash at end of period                                 $  3,597   $ 8,260
                                                      =========  ========

Noncash Investing and Financing Activities:
 Fixed assets acquired under capital leases           $ 26,582   $    -
                                                      =========  ========
 Preferred stock dividends paid-in-kind               $  3,156   $    -
                                                      =========  ========

<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                         	NETWORK PLUS CORP.
    	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                	(in thousands, except per share data)


1.	BASIS OF PRESENTATION

On July 15, 1998, Network Plus Corp. was incorporated in the state of Delaware. The stockholders of Network Plus, Inc. contributed 100% of their shares to the Company, in return for an aggregate of 45,333,333 shares of the common stock. Accordingly, Network Plus, Inc. became a wholly-owned subsidiary of the Company.

On June 29, 1999 the Company commenced its initial public offering of common stock which began trading on NASDAQ on June 30, 1999. The proceeds from the initial public offering were received in July 1999. The accompanying, unaudited, proforma balance sheet as of June 30, 1999 assumes the receipt of the net proceeds of the offering of $136.9 million, the repayment of $10.0 million on the revolving credit facility, the redemption of the outstanding preferred stock for $46.4 million and the recording of a related dividend of $8.1 million.

The Company's consolidated financial statements reflect the financial position and results of operations of its wholly-owned subsidiary, Network Plus, Inc. All intercompany transactions are eliminated in consolidation. For periods prior to the formation of the Company on July 15, 1998, the financial statements reflect the activities of Network Plus, Inc., as it was the sole operating entity.

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 1998 and 1999 are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments, consist only of adjustments of a normal, recurring nature.

These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 which are contained in the Company's Form 10-K for such year end as well as the Registration Statement on Form S-1 (File No. 333-79479) effective June 29, 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year ended December 31, 1999.

Certain amounts in the financial statements for the prior year have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.


2.	INVESTMENT

On March 23, 1999, the Company entered into a market development agreement with NorthPoint Communications, Inc. ("NorthPoint") for a period of two years. Under the terms of the agreement the Company will resell DSL products and services to businesses currently reached by NorthPoint's infrastructure. NorthPoint will provide co-marketing funds to launch this new service to the Company's customers. In addition, the agreement contains certain volume commitments subject to non-usage charges at the end of the term. The Company also made an equity investment of $2.5 million in NorthPoint, which is accounted for as a marketable security. The Company classifies this security as "available for sale". Adjustments to reflect changes in unrealized gains and losses are recorded as other comprehensive income totaling $1.5 million for the period ending June 30, 1999.


3.	REVOLVING CREDIT AGREEMENTS

On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet National Bank ("Fleet") for a $60 million revolving credit facility (the "New Revolving Credit Facility"), and concurrently terminated an existing $23 million facility with Fleet. The New Revolving Credit Facility has a term of 18 months. Under the New Revolving Credit Facility, $30 million of the $60 million is immediately available, while the additional $30 million is available based upon a calculation of cash collections. Interest is payable monthly at one percent above the prime rate. The New Revolving Credit Facility which was amended effective January 1, 1999 requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization, and not to exceed certain debt to revenue ratios. The Company pledged the NorthPoint common stock as additional collateral under the amendment. At June 30, 1999, there was $10.0 million outstanding under the New Revolving Credit Facility. Upon the close of the Company's initial public offering in July 1999 the outstanding balance was repaid.


4.	CAPITAL LEASE OBLIGATIONS


Capital lease obligations consist of the following:

                                           June 30,  December 31,
                                             1999        1998
                                           --------- ------------
Capital lease obligations                  $ 27,928    $ 4,010
Less current portion                         (8,652)      (863)
                                           ---------   --------
                                           $ 19,276    $ 3,147
                                           =========   ========


Property and equipment under capital leases are as follows:
                                           June 30,  December 31,
                                             1999        1998
                                           --------- ------------
Telecommunications equipment               $26,412     $ 3,837
Computer equipment                           5,618       1,527
Motor vehicles                                  55          55
                                           --------    --------
                                            32,085       5,419
Less accumulated amortization               (3,580)     (1,701)
                                           --------    --------
                                           $28,505     $ 3,718
                                           ========    ========

In December 1998, the Company received an $81.0 million commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. Depending on the type of equipment, the lease term will either be for three or five years. All of the leases to be entered into will contain bargain purchase options upon conclusion of the lease term. Leases entered into in the three months ended June 30, 1999 totaled $2.6 million. Also included in the new lease financing was an additional $25 received by the Company from the lessor for the sale and leaseback of equipment acquired by the Company in 1998.


5.	NET INCOME (LOSS) PER SHARE

The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include stock options and warrants.

The following table sets forth the computation of basic and diluted income
(loss) per share:


                         Three Months Ended            Six Months Ended
                       ------------------------- -------------------------
                            1999         1998          1999          1998
                       ------------ ------------ ------------ ------------
Net loss applicable to
 Network Plus Corp.
 common stock - basic
 and diluted             $(10,061)       $(156)     $(14,832)       $(72)

Shares used in net
 loss per share -
 basic and diluted         45,422       45,333        45,355      45,333
                         =========    =========     =========   =========

Net loss per share
 applicable to common
 stockholders - basic
 and diluted               $(0.22)          -         $(0.33)         -
                         =========    =========     =========   =========

Warrants for the purchase of 1,428,000 shares and stock options for the purchase of 4,066,055 shares of common stock were not included in the computation of diluted net loss per share for the three and six months ended June 30, 1999 because inclusion of such shares would have an anti-dilutive effect.

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

ITEM 2.
                	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with Network Plus Corp. unaudited condensed consolidated financial statements and related notes included herein as well as the consolidated financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 31, 1998. In addition to historical information, the following discussion contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risk associated with the Company's expansion plans and other factors discussed in the Company's Registration Statement on Form S-1 (File no. 333-79479), Form 10-K for the year ended December 31, 1998 and below under "Certain Factors That May Affect Future Operating Results".

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

During the first quarter of 1999, long distance network switches were deployed in Chicago and Los Angeles. In addition, we entered into a market development agreement with NorthPoint to offer digital subscriber line (DSL) products and services to our customers. At the end of the second quarter of 1999, the local network switch in Cambridge was deployed. On June 29, 1999 we commenced our initial public offering of common stock.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                    Three Months Ended  Six Months Ended
                                        June 30,             June 30,
                                    ------------------ ------------------
                                      1999      1998     1999       1998
                                    --------  -------- --------  --------
Revenues                             100.0 %   100.0 %  100.0 %   100.0 %
Cost of services                      82.0      73.8     80.6      74.1
Selling, general and administrative   34.2      23.6     33.1      22.9
Depreciation and amortization          5.1       1.8      4.0       1.8
Operating income (loss)              (21.2)      0.9    (17.7)      1.1
Other income (expense)                (2.1)     (1.0)    (1.6)     (1.0)
Income (loss) before income taxes    (23.3)%    (0.1)%  (19.3)%     0.1 %


REVENUES
Revenue increased $9.2 million or 34% to $36.3 million for the three months ended June 30, 1999 from $27.1 million for the same period in the prior year. The increase was due to a 26% growth in long distance revenue, which comprised 92% of total revenue for the period resulting from services to new customers and increased revenue from existing customers. The resale of local service contributed $2.9 million in revenue for the period, representing 31% of the increase in total revenue for the period. For the six month period ended June 30, 1999, revenue increased $17.6 million or 34% to $69.9 million from $52.3 million for the same period in the prior year. Long distance revenue represents 93% of revenue year to date with local service representing the remaining 7%. The Company operates in a competitive market for long distance service, which has caused price erosion of the average rate per minute from the prior year. The Company expects this price trend to continue in the future.

COST OF SERVICES
Cost of services increased $9.8 million or 49% to $29.8 million for the three months ended June 30, 1999 from $20.0 million for the same period in the prior year. As a percent of revenue, cost of services increased to 82% for the three months ended June 30, 1999 from 74% for the three months ended June 30, 1998. Cost of services increased $17.5 million or 45% to $56.3 million for the six months ended June 30, 1999 from $38.8 million for the same period in the prior year. As a percent of revenue, cost of services increased to 81% for the six months ended June 30, 1999 from 74% for the six months ended June 30, 1998. The increase in spending is primarily due to the increased volume of international wholesale traffic, which has higher access, transport and termination costs as compared to other long distance traffic. The Company expects the percent of long distance traffic associated with international traffic to decrease and consequently that the associated cost of long distance traffic will decrease. In addition, the Company maintains rate agreements with various local and long distance carriers for access, termination and transport which are continually reviewed and negotiated based on changes in volume and types of traffic. These changes to rate agreements may result in credits for costs associated with prior traffic or reductions in current costs based on the mix of traffic and rate.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.0 million or 94% to $12.4 million for the three months ended June 30, 1999 from $6.4 million for the same period in the prior year. As a percent of revenue, selling, general and administrative expenses increased to 34% for the three months ended June 30, 1999 from 24% for the three months ended June 30, 1998. Selling, general and administrative expenses increased $11.1 million or 93% to $23.1 million for the six months ended June 30, 1999 from $12.0 million for the same period in the prior year. As a percent of revenue, selling, general and administrative expenses increased to 33% for the six months ended June 30, 1999 from 23% for the six months ended June 30, 1998. The Company employed 395 people at June 30, 1999 from 270 at June 30, 1998 resulting in an increase in payroll and related expenses of 81% for the quarter and 84% year to date. The sales organization increased by 144 people for the period and the Company added 46 people to support the building of its local network. Other selling, general and administrative expenses increased as a result of the Company's revenue growth and infrastructure to support future growth.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $1.3 million or 273% to $1.8 million for the three months ended June 30, 1999 from $483,000 for the same period in the prior year. Depreciation and amortization increased $1.8 million or 194% to $2.8 million for the six months ended June 30, 1999 from $951,000 for the same period in the prior year. The increase is primarily due to additional computer and telecommunications equipment to support the Company's network expansion. In particular the Chicago and Los Angeles long distance switch equipment brought on line at the end of the first quarter of 1999 began depreciating in the second quarter. The depreciation and amortization expense is expected to increase as the current local network projects are brought on-line and as additional investments are made in the Company's network switches. The Cambridge local switch was deployed at the end of the second quarter and depreciation will begin in the third quarter of 1999 for the Cambridge and New York local switch equipment.

INTEREST
Interest expense net of interest income increased $490,000 or 172% to $774,000 for the three months ended June 30, 1999 from $284,000 for the same period in the prior year. Interest expense net of interest income increased $588,000 or 112% to $1.2 million for the six months ended June 30, 1999 from $566,000 for the same period in the prior year. The increase is primarily due to interest paid on the capital lease obligations and outstanding balances on the line of credit. The Company expects interest expense to continue to increase as a result of the financing of the local network buildout.

INCOME TAXES
In September 1998, the Company converted from an S Corporation to a C Corporation. During the first quarter of 1999, the Company recorded a $1.8 million tax benefit for the losses incurred during that period. However, based on the provisions of FAS 109 "Accounting for Income Taxes" the Company has fully valued the deferred tax asset generated during the second quarter of 1999. Prior to conversion, income taxes were provided solely for state tax purposes totaling $125,000 for the three months ended June 30, 1998 and $133,000 for the six months ended June 30, 1998.

The Company continues to assess the realizability of its deferred tax assets based upon relevant events and forecasts and may continue to establish valuation allowances for some or all of its deferred tax assets in the future.

PREFERRED STOCK DIVIDENDS
For the three months ended June 30, 1999, the Company accrued preferred stock dividends of $1.5 million and accretion of offering expenses and discount of $143,000 on the Series A Preferred Stock. For the six months ended June 30, 1999, the Company accrued preferred stock dividends of $2.9 million and accretion of offering expenses and discount of $286,000 on the Series A Preferred Stock. The Company will record a dividend of $8.1 million in the third quarter of 1999 related to the redemption of the outstanding preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $3.6 million at June 30, 1999 from $12.2 million at December 31, 1998. The decrease is primarily attributable to cash used in operating activities and capital expenditures.

The Company received the net proceeds from the initial public offering and exercise of the underwriters' overallotment totaling $135.9 million in July 1999. In the beginning of the third quarter a portion of the proceeds were used to redeem the preferred stock for $46.4 million and repay the outstanding balance of $10.0 million on the revolving credit facility. In conjunction with the redemption of the preferred stock, the Company recorded a dividend of $8.1 million representing accrued dividends, unaccrued discount and redemption premium.

The Company has a revolving credit facility of $60 million. Under the terms of the agreement the Company has available borrowing of $38.4 million at June 30, 1999. There was $10.0 million outstanding under the revolving credit facility at June 30, 1999 which was subsequently paid in July 1999. In addition, the Company has a $81 million lease commitment available through December 31, 1999 for the acquisition of computer and telecommunications equipment. Leases entered into in the three months ended June 30, 1999 totaled $2.7 million.

The Company believes the proceeds from the initial public offering, availability on the existing revolving credit facility and capital lease line should be sufficient to meet its cash requirements for the next 12 months. Based on the Company's expansion plans, the Company has been in discussions with vendor and bank financing sources to provide additional capital, which will be required in the future.

IMPACT OF YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. We have developed our LOGOS operational support system with the year 2000 in mind, thus minimizing its impact. We have substantially completed the process of evaluating and implementing year 2000 compliance among our software applications and system components, and believe that these are materially compliant at June 30, 1999. The cost of making these applications and systems year 2000 compliant has not been material and has primarily been related to expanding the feature and function set of our general business systems. Based on our present estimates for further expenditures to have a material impact on our operations and cash flows. We will expense all expenditures as incurred, and such expenditures are not expected to have a significant impact on our ongoing results of operations.

We have also undertaken a formal survey of the year 2000 compliance status of equipment provided to us by our suppliers, and we believe that such equipment is year 2000 compliant. However, if the hardware or software comprising our network elements acquired from third-party vendors, the software applications of the long distance carriers, local exchange carriers or others on whose services we depend or with whom our systems interface, or the software applications of other suppliers, are not year 2000 compliant, it could affect our system. This, in turn, could have a material adverse effect on us.

Based on our assessments to date, we believe that we will not experience any material disruption as a result of year 2000 issues in internal processes, information processing or interfacing with key customers, or with processing orders and billing. We have developed contingency plans, which our management believes can be successfully implemented, if required, to address potential year 2000 issues in our internal processes. There can be no assurance, however, that we will not incur significant unanticipated costs in achieving year 2000 compliance or that year 2000 issues will not have a material adverse effect on our business, results of operations and financial condition.


Certain Factors That May Affect Future Operating Results

The Company had operating losses for the six months June 30, 1999 and in each of the years ending December 31, 1998, 1997, 1996 and 1995 and negative cash flow for the six months ended June 30, 1999 and in the years ended December 31, 1998 and 1997. There can be no assurance that the Company will achieve or sustain profitability or generate positive cash flow in the future. The Company expects to incur significant expenditures in the future in connection with the acquisition, development and expansion of its network, information technology systems, employee base, services and customer base. To the extent the Company's cash needs exceed the Company's available cash and existing borrowing availability, the funding of these expenditures will be dependent upon the Company's ability to raise substantial financing.

The Company's ability to meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis, on terms acceptable to the Company, and within the limitations contained in the Company's commercial lending agreements. Failure to obtain such financing could result in the delay or abandonment of the Company's development and expansion plans and could have a material adverse effect on the Company.

The Company will have a significant amount of indebtedness outstanding and, as a result of its growth strategy, expects to incur additional indebtedness in the future. The Company's ability to make cash payments with respect to its outstanding indebtedness and to repay its obligations on such indebtedness at maturity, will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. In addition, the terms of the indebtedness impose operating restrictions on us, which limit our flexibility and create a risk that we could default on our obligations.

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

In 1998 and the first quarter of 1999, approximately 37% and 26%, respectively, of the Company's revenue was attributable to the resale of long distance service provided by Sprint. The current agreement with Sprint was renegotiated, effective March 1999, and terminates in February 2000, and there can be no assurance that this agreement will be extended on terms acceptable to the Company, if at all. Termination of the Company's relationship with Sprint without a replacement carrier agreement could have a material adverse effect on the Company.

The Company operates in a highly competitive environment and currently does not have a significant market share in any of its markets. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand or corporate name recognition) than the Company. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the data and Internet services markets could give rise to significant new competition. In addition, prices for communication services have fallen historically, a trend the Company expects will continue. The Company's success will depend upon its ability to provide high-quality services at prices competitive with those charged by its competitors.

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

The telecommunications industry has been, and is likely to continue to be, characterized by rapid technological change, frequent new service introductions and evolving industry standards. Increases or changes in technological capabilities or efficiencies could create an incentive for more competitors to enter the facilities-based local exchange business in which the Company intends to compete. Similarly, such changes could result in lower retail rates for telecommunications services, which could have a material adverse effect on the Company's ability to price its services competitively or profitably. See also "Impact of Year 2000," above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   	   MARKET RISK

	   Not applicable

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES On July 1, 1999, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Charter Amendment") that (i) increases the number of authorized shares of Common Stock to 150,000,000, (ii) divides the Board of Directors into three classes, with members of each class to serve three-year terms (except that the terms of current class I, II and III directors expire in 2000, 2001 and 2002, respectively), (iii) provides that stockholders may not act by written consent, (iv) provides that special meetings of stockholders may only be called by the Chairman, the President and the Board of Directors, (v) provides that business transacted at any special meeting will be limited to the purpose for which the meeting was called and (vi) requires the vote of 66 2/3% of the outstanding shares to modify the foregoing provisions. Under Delaware law, stockholders may not remove members of a classified Board of Directors without cause. In addition, the Company's By-laws were amended and restated (the "Restated By-laws") to reflect the foregoing provisions and to provide that stockholders must provide specified advance notice of director nominations and stockholder proposals at a meeting of stockholders. These provisions of the Charter Amendment and Restated By-Laws may have the effect of (a) discouraging, delaying or making more difficult a change in control of the Company, (b) preventing the removal of incumbent directors even if a majority of stockholders were to deem such an attempt to be in the Company's best interests and (c) making it more difficult for a stockholder to submit a proposal at a meeting of stockholders.

  	  On July 1, 1999, the Company effected a 4.5333333-for-1 split of the Common Stock (the "Stock Split").

	    On or about July 6, 1999, the Company redeemed all outstanding shares of its 13.5% Series A Cumulative Preferred Stock Due 2009 ("Series A Preferred"), including all accrued dividend thereon, pursuant to the terms of the Series A Preferred, and the Company adopted an Amended and Restated Certificate of Incorporation (the "Restated Charter") that eliminated all provisions of the Series A Preferred.

SALES OF UNREGISTERED SECURITIES

    	During the quarter ended June 30, 1999, the Company issued to employees 28,358 options to purchase an aggregate of 28,358 shares of common stock with exercise prices ranging from $15 to $50 per share. These securities were issued under Section 4(2) of the Securities Act of 1933 and/or Rule 701 thereunder. The foregoing information does not give effect to the Stock Split.

USE OF PROCEEDS

    	The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-64663), was February 16, 1999. This registration statement registered 58,276 shares of Series A Preferred for resale by the holders thereof. No shares were registered for the account of the Company or any affiliate of the Company. In July 1999, prior to any offering of the shares of Series A Preferred covered by this registration statement, the Company redeemed all outstanding shares of shares of Series A Preferred.

    	In connection with the Company's initial public offering of Common Stock, the effective date of the Company's registration statement on Form S-1 under the Securities Act of 1933 (No. 333-79479), registering shares of Common Stock with a maximum aggregate offering price of $143,750,000, was June 29, 1999. The date of the underwriting agreement relating to this offering was June 29, 1999. The Common Stock was first traded on the Nasdaq National Market on June 30, 1999. The closing of the initial public offering was July 6, 1999, on which date the Company sold 8,000,000 shares of Common Stock at a price of $16.00 per share, less underwriting discounts and commissions. The closing of the underwriters' over-allotment option was July 9, 1999, on which date the Company sold an additional 1,200,000 shares at the public offering price. No additional shares remain to be sold by the Company in the offering. The offering was lead managed by Goldman, Sachs & Co. and co-managed by Bear, Stearns & Co. Inc., Donaldson Lufkin & Jenrette, Merrill Lynch & Co. and Wit Capital Corporation. The closing of the offering did not occur until the quarter ended September 30, 1999, and the Company did not incur any expenses or receive any proceeds during the period commencing with the effective date of the registration statement and ending on the last day of the fiscal quarter covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    	On June 9, 1999, the stockholders of the Company, acting pursuant to a unanimous written consent in lieu of a meeting, approved the adoption of
(i) the Charter Amendment, (ii) the Restated Charter, (iii) the Restated By-laws, (iv) an amendment to the Company's 1998 Stock Incentive Plan increasing the number of authorized shares to 9,000,000, (v) an amendment to the Company's 1998 Director Stock Option Plan providing that future options granted under such plan will be fully exercisable upon issuance and (vi) the Company's 1999 Employee Stock Purchase Plan providing for the issuance of up to 2,500,000 shares in a series of offerings to employees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

                  The exhibits listed on the Exhibit Index are filed herewith.


            (b) REPORTS ON FORM 8-K

                  The Company did not file any reports on Form
                  8-K during the three months ended June 30, 1999.

                         		SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quincy, State of Massachusetts, on August 16, 1999.


                              NETWORK PLUS CORP.




                              By: /s/  George Alex
                                  ------------------------------
                                  George Alex
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

                             EXHIBIT INDEX

Exhibit No.		Description

3.5 (1)		    Amended and Restated Certificate of Incorporation of the
             Company.

3.6 (1)    		Amended and Restated By-laws of the Company.

4.3 (1)	    	Form of Common Stock Certificate

10.1 (1)   		1998 Stock Incentive Plan, as amended.

10.2 (1)   		1998 Director Stock Option Plan, as amended.

10.8A (1)  		Amendment to Loan and Security Agreement dated October 7,
             1998 by and between Network Plus, Inc. as Borrower,
             Goldman Sachs Credit Partners L.P. and Fleet National
             Bank as Lenders, Fleet National Bank as Agent and
             Goldman Sachs Credit Partners L.P. as Syndication and
             Arrangement Agent.

10.10 (1)  		Form of Stock Option Agreement under 1998 Director Stock
             Option Plan.

10.11 (1)		  Form of Incentive Stock Option Agreement under 1998
             Stock Incentive Plan.

10.13 (1)(2)	xDSL Joint Market Development Agreement dated as of
             March 23, 1999 by and between NorthPoint Communications, Inc. and Network Plus, Inc.

10.14 (1)  		Letter Agreement dated April 20, 1999 by and between
             Network Plus, Inc. and Joseph J. Larizza.

10.15 (1)	  	Letter Agreement, dated July 16, 1998, by and between
             Network Plus, Inc. and Joseph Haines.

10.16 (1)  		Form of Incentive Stock Option Agreement with James J.
             Crowley under 1998 Stock Incentive Plan.

27        			Financial Data Schedule.

_____________

(1)	Incorporated by reference to the Company's Registration Statement on
Form S-1 (File No. 333-79479).

(2)	Confidential treatment granted as to certain portions.