Form 10-Q
period 1999-09-30
NETWORK PLUS CORP
filed 1999-11-15
CIK 1065633

                   	SECURITIES AND EXCHANGE COMMISSION
                         	WASHINGTON, DC 20549

	FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number      0-26313
                       ------------------

                            NETWORK PLUS CORP.
-------------------------------------------------------------------------
	(Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                              04-3430576
----------------------------------------------  -------------------------
      (State or Other Jurisdiction of                 (IRS Employer
       Incorporation or Organization)               Identification No.)

           234 COPELAND STREET
            QUINCY, MASSACHUSETTS                         02169
----------------------------------------------  -------------------------
   (Address of Principal Executive Office)              (Zip Code)

                              (617) 786-4000
	(Registrant's Telephone Number, Including Area Code)

                                   NONE
	(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the registrant's Common Stock ($0.01 par value) held by non-affiliates on November 12, 1999 was 9,220,184.

                                 	FORM 10-Q
                    	THREE MONTHS ENDED September 30, 1999

                                   	INDEX


                                                                     Page
                                                      				          Number

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NETWORK PLUS CORP.

 Unaudited Condensed Consolidated Balance Sheets
   September 30, 1999 and December 31, 1998.........................  3

 Unaudited Condensed Consolidated Statements of Operations
   Three Months and Nine Months Ended September 30, 1999 and 1998...  4

 Unaudited Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1999 and 1998....................  6

 Notes to Unaudited Condensed Consolidated Financial Statements.....  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................  11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  17



PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................  18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................  19

SIGNATURES..........................................................  20

EXHIBIT INDEX.......................................................  21

PART 1

ITEM 1.  FINANCIAL STATEMENTS

                          	NETWORK PLUS CORP.
                 	CONDENSED CONSOLIDATED BALANCE SHEETS
           	(in thousands, except share and per share data)
                             (unaudited)
                                                         Sept. 30,  Dec. 31,
                                                           1999       1998
                                                         --------- ---------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                               $ 59,961  $ 12,197
 Accounts receivable, net of allowance for doubtful
  accounts                                                 31,193    16,112
 Deferred tax asset                                            -        277
 Other current assets                                       2,356     2,464
                                                         --------- ---------
     Total current assets                                  93,510    31,050
PROPERTY AND EQUIPMENT, NET                                71,626    15,822
OTHER ASSETS                                                  942       821
INVESTMENT					                                            	2,569        -
DEFERRED TAX ASSET                                             -      1,175
                                                         --------- ---------
     TOTAL ASSETS                                        $168,647  $ 48,868
                                                         ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                        $ 24,099  $ 11,402
 Accrued liabilities                                        7,164     2,617
 Current portion of capital lease obligations               9,223       863
                                                         --------- ---------
     Total current liabilities                             40,486    14,882
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS               29,995     3,147
LONG-TERM NOTE PAYABLE TO STOCKHOLDER                       2,040     1,925
DEFERRED TAX LIABILITY	                                        -        491
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
 13.5% series A cumulative due 2009, $.01 par value            -     35,146
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value                                 545       100
 Additional paid-in capital                               135,504        -
 Other comprehensive income	                               	   69        -
 Warrants                                                   4,452     4,359
 Accumulated deficit                                      (44,444)  (11,182)
                                                         --------- ---------
     Total stockholders' equity (deficit)                  96,126    (6,723)
                                                         --------- ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $168,647  $ 48,868
                                                         ========= =========
<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                             	NETWORK PLUS CORP.
              	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 	(in thousands, except per share data)
                               	(unaudited)
                                   Three Months           Nine Months
                                  Ended Sept. 30,        Ended Sept. 30,
                                -------------------   -------------------
                                  1999      1998        1999      1998
                                --------- ---------   --------- ---------
Revenues                        $ 39,381  $ 27,283    $109,275  $ 79,588
Operating expenses
 Cost of services                 31,851    20,475      88,168    59,235
 Selling, general and
  administrative expenses         12,983     8,092      36,103    20,094
 Depreciation and amortization     2,386       498       5,214     1,449
                                --------- ---------   --------- ---------
                                  47,220    29,065     129,485    80,778
                                --------- ---------   --------- ---------
Operating loss                    (7,839)   (1,782)    (20,210)   (1,190)
Other income (expense)
 Interest and dividend income        929        48       1,091        61
 Interest expense                   (987)     (202)     (2,302)     (781)
 Other income 		             	       162        29         201        65
                                --------- ---------   --------- ---------
                                     104      (125)     (1,010)     (655)
                                --------- ---------   --------- ---------
Net loss before income taxes      (7,735)   (1,907)    (21,220)   (1,845)

Provision for income taxes         2,770       295         961       428
                                --------- ---------   --------- ---------
Net loss                         (10,505)   (2,202)    (22,181)   (2,273)
Preferred stock dividends
 and accretion of offering
 expenses and discount             7,569       498      10,725       498
                                --------- ---------   --------- ---------
Net loss applicable to common
 stockholders                   $(18,074) $ (2,700)   $(32,906) $ (2,771)
                                ========= =========   ========= =========
Net loss per share applicable
 to common stockholders -
 basic and diluted              $  (0.33) $  (0.06)   $  (0.68) $  (0.06)
                                ========= =========   ========= =========
Weighted average shares
 outstanding - basic and
 diluted                          54,440    45,333      48,369    45,333
                                ========= =========   ========= =========
Comprehensive Loss:
 Net loss                        (10,505)   (2,202)    (22,181)   (2,273)
 Unrealized gain (loss) on
  investment securities,
  net of tax                      (1,408)       -           69        -
                               ---------- ---------   --------- ---------
Comprehensive loss               (11,913)   (2,202)    (22,112)   (2,273)

<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                             	NETWORK PLUS CORP.
               	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    	(in thousands, except per share data)
                               	(unaudited)
                               	(continued)


                                  Three Months          Nine Months
                                  Ended Sept. 30,      Ended Sept. 30,
                                ------------------   ------------------
                                  1999      1998       1999      1998
                                --------  --------   --------  --------
Proforma data:

Historical loss before income
 taxes                          $ (7,735) $ (1,907)   $(21,220) $ (1,845)
Pro forma provision for
 income taxes                      2,770        -          961        -
                                --------- ---------   --------- ---------
Pro forma net loss               (10,505)   (1,907)    (22,181)   (1,845)
Historical preferred stock
 dividends and accretion of
 offering expenses and discount    7,569       498      10,725       498
                                --------- ---------   --------- ---------
Pro forma net loss applicable
 to common stockholders         $(18,074) $ (2,405)   $(32,906) $ (2,343)
                                ========= =========   ========= =========
Pro forma net loss per share
 applicable to common
 stockholders - basic and
 diluted                        $  (0.33) $  (0.05)   $  (0.68) $  (0.05)
                                ========= =========   ========= =========



<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            	NETWORK PLUS CORP.
              	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             	(in thousands)
                              	(unaudited)
                                                          Nine Months
                                                        Ended Sept. 30,
                                                      -------------------
                                                        1999       1998
                                                      --------   --------
Cash flows from operating activities:
 Net loss                                             $(22,181)  $ (2,274)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                          5,214      1,449
  Loss (gain) on disposal of fixed assets                   18         (8)
  Provision for losses on accounts receivable            1,143      1,134
  Interest payable on note payable to stockholder          115         -
  Changes in assets and liabilities:
   Accounts receivable                                 (16,224)       877
   Deferred taxes                                          961         -
   Other current assets                                    108       (808)
   Other assets                                           (120)      (293)
   Accounts payable                                     12,698     (2,345)
   Accrued liabilities                                   3,338        400
                                                      ---------  ---------
    Net cash used for operating activities             (14,930)    (1,868)
Cash flows from investing activities:
 Capital expenditures                                  (25,453)    (5,160)
 Proceed from sale of fixed assets                          -          17
 Equity investment                                      (2,500)        (2)
 Refund of exercise price of Tel-Save common stock
  Warrants                                                  -       1,470
 Sale of Tel-Save common stock                              -       8,030
                                                      ---------  ---------
    Net cash provided by (used for) investing
     activities                                        (27,953)     4,355
Cash flows from financing activities:
 Proceeds from sale and leaseback of fixed assets        4,516         -
 Net borrowings on line of credit                 				      -      (4,510)
 Payments on debt and capital lease obligations         (4,891)    (5,292)
 Distribution to stockholders                               (3)    (5,003)
 Loan from stockholder                                      -       1,875
 Payment on stockholder loans                               -      (1,755)
 Net proceeds from preferred stock offering                 -      37,500
 Redemption of preferred stock                         (46,371)        -
 Net proceeds from issuance of common stock            136,896         -
 Other financing activity                                  500         -
                                                      ---------  ---------
    Net cash provided by financing activities           90,647     22,815
                                                      ---------  ---------
Net increase in cash                                    47,764     25,302
Cash and cash equivalents at beginning of period        12,197      1,502
                                                      ---------  --------
Cash and cash equivalents at end of period            $ 59,961   $ 26,804
                                                      =========  ========
Noncash Investing and Financing Activities:
 Fixed assets acquired under capital leases           $ 39,973   $     -
                                                      =========  ========

<F1>
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            	NETWORK PLUS CORP.
      	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.	BASIS OF PRESENTATION

On July 15, 1998, Network Plus Corp. (the "Company") was incorporated in the state of Delaware. The stockholders of Network Plus, Inc. contributed 100% of their shares to the Company, in return for an aggregate of 45,333,333 shares of the common stock. Accordingly, Network Plus, Inc. became a wholly-owned subsidiary of the Company.

On June 29, 1999 the Company commenced its initial public offering of common stock which began trading on the Nasdaq National Market on June 30, 1999. The proceeds from the initial public offering were received in July 1999.

The Company's condensed consolidated financial statements reflect the financial position and condensed results of operations of its wholly-owned subsidiary, Network Plus, Inc. All intercompany transactions have been eliminated in consolidation. For periods prior to the formation of the Company on July 15, 1998, the financial statements reflect the activities of Network Plus, Inc., as it was the sole operating entity.

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1998 and 1999 are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments consist only of adjustments of a normal, recurring nature. The balance sheet data as of December 31, 1998 has been derived from the Company's audited financial statements as of December 31, 1998.

These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 which are contained in the Company's Form 10-K for such year end as well as the Registration Statement on Form S-1 (File No. 333-79479) effective June 29, 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ended December 31, 1999.

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

The Company classifies this security as "available for sale". Adjustments to reflect changes in unrealized gains and losses are recorded as other comprehensive income totaling $69,000 for the period ending September 30, 1999.


3.	REVOLVING CREDIT AGREEMENTS

On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet National Bank ("Fleet") for a $60 million revolving credit facility (the "New Revolving Credit Facility"), and concurrently terminated an existing $23 million facility with Fleet. The New Revolving Credit Facility has a term of 18 months. Under the New Revolving Credit Facility, $30 million of the $60 million is available based on a calculation of accounts receivables, and the additional $30 million is available immediately. Interest is payable monthly at one percent above the prime rate. The New Revolving Credit Facility, as amended, requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization, and not to exceed certain debt-to-revenue ratios. The Company pledged the NorthPoint common stock as additional collateral under the amendment. At September 30, 1999, there were no borrowings outstanding under the New Revolving Credit Facility. Upon the close of the Company's initial public offering in July 1999, the Company repaid the then outstanding balance of $10.0 million.


4.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following:
                                          Sept. 30,  December 31,
                                             1999        1998
                                          ---------- ------------
                                              (in thousands)
Capital lease obligations                  $39,218     $ 4,010
Less current portion                        (9,223)       (863)
                                           --------    --------
                                           $29,995     $ 3,147
                                           ========    ========

Property and equipment under capital leases are as follows:
                                          Sept. 30,  December 31,
                                             1999        1998
                                          ---------- ------------
                                              (in thousands)
Telecommunications equipment               $39,700     $ 3,837
Computer equipment                           5,637       1,527
Motor vehicles                                  55          55
                                           --------    --------
                                            45,392       5,419
Less accumulated amortization               (5,035)     (1,701)
                                           --------    --------
                                           $40,357     $ 3,718
                                           ========    ========

In December 1998, the Company received an $81.0 million commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. Depending on the type of equipment, the lease term will either be for three or five years. All of the leases to be entered into will contain bargain purchase options upon conclusion of the lease term. Leases entered into in the three months ended September 30, 1999 totaled $2.3 million. Also included in the new lease financing was an additional $50 received by the Company in the quarter from the lessor for the sale and leaseback of equipment acquired by the Company.


5.	NET LOSS PER SHARE

The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share:
                         Three Months Ended           Nine Months Ended
                            September 30,               September 30,
                       ------------------------- -------------------------
                            1999         1998          1999          1998
                       ------------ ------------ ------------ ------------
                              (in thousands, except per share data)
Net loss applicable to
 common stockholders     $(18,074)     $(2,700)     $(32,906)    $(2,771)

Weighted average shares
 outstanding, basic and
 diluted                   54,440       45,333        48,369      45,333
                         =========    =========     =========   =========

Net loss per share
 applicable to common
 stockholders - basic
 and diluted               $(0.33)       (0.06)       $(0.68)       (0.06)
                         =========    =========     =========    =========

Warrants for the purchase of 1,428,000 shares of common stock and stock options for the purchase of 3,930,086 shares of common stock were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 1999, and warrants for the purchase of 1,405,333 shares and stock options for the purchase of 3,359,200 shares of common stock were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 1998, because inclusion of such shares would have an anti-dilutive effect.

Pro forma net loss per share reflecting the Company's conversion from an S Corporation to a C Corporation is presented using an estimated effective income tax rate of approximately 35% to 41%.

6.	INCOME TAXES

In September 1998, the Company converted from an S Corporation to a C Corporation. Prior to conversion to a C Corporation, income taxes were provided solely for state tax purposes totaling $295,000 for the three months ended September 30, 1998 and $428,000 for the nine months ended September 30, 1998. In accordance with the provisions of FAS 109 "Accounting for Income Taxes" the Company has fully reserved the deferred tax asset generated during the third quarter of 1999 and based on the weight of available evidence, the deferred tax recorded prior to the second quarter of 1999 were fully reserved at September 30, 1999 resulting in a provision of $2.7 million for income taxes for the quarter.

The Company continues to assess the realizability of its deferred tax assets based upon relevant events and forecasts and may continue to establish valuation allowances for some or all of deferred tax assets generated in the future.


7.	PREFERRED STOCK DIVIDENDS

For the three months ended September 30, 1999, the Company recorded preferred stock dividends and redemption premium of $7.6 million relating to the redemption of the 13.5% Series A Cumulative Preferred Stock due 2009 ("Series A Preferred"). For the nine months ended September 30, 1999, the Company recorded preferred stock dividends and redemption premium of $10.5 million and accretion of offering expenses and discount of $286,000 on the Series A Preferred Stock.


8.	NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal year 2001. Had the Company implemented SFAS 133 for the current reporting period, there would have been no material effect on operational results.

ITEM 2.
                	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with Network Plus Corp. unaudited condensed consolidated financial statements and related notes included herein as well as the consolidated financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 31, 1998. In addition to historical information, the following discussion contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those indicated by such forward-looking information due to competitive factors, risk associated with the Company's expansion plans and other factors discussed in the Company's Registration Statement on Form S-1 (File no. 333-79479), Form 10-K for the year ended December 31, 1998 and below under "Certain Factors That May Affect Future Operating Results".

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

During the first quarter of 1999, long distance network switches were deployed in Chicago and Los Angeles. In addition, we entered into a market development agreement with NorthPoint to offer digital subscriber line (DSL) products and services to our customers. During the second quarter of 1999, the local network switch in Cambridge and New York were deployed. On June 29, 1999 we commenced our initial public offering of 9,200,000 shares of common stock including the underwriters' exercise of their over-allotment option, which began trading on the Nasdaq National Market on June 30, 1999. The proceeds from the initial public offering were received in July 1999.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of revenues:
                                    Three Months Ended Nine Months Ended
                                      September 30,       September 30,
                                    ------------------ ------------------
                                      1999      1998     1999       1998
                                    --------  -------- --------  --------
Revenues                             100.0 %   100.0 %  100.0 %    100.0 %
Cost of services                      80.9      75.0     80.7       74.4
Selling, general and administrative   33.0      29.7     33.0       25.3
Depreciation and amortization          6.1       1.8      4.8        1.8
Operating loss                       (19.9)     (6.5)   (18.5)      (1.5)
Other income (expense)                 0.3      (0.5)    (0.9)      (0.8)
Loss before income taxes             (19.6)%    (7.0)%  (19.4)%     (2.3)%

REVENUES
Revenue increased $12.1 million or 44% to $39.4 million for the three months ended September 30, 1999 from $27.3 million for the same period in the prior year. The increase was primarily due to a 30% growth in long distance revenue, which comprised 88% of total revenue for the period, resulting from services to new customers and increased revenue from international wholesale traffic generated from using excess capacity on the Company's long distance switches. The resale of local service contributed $3.9 million in revenue for the period, representing 31% of the increase in total revenue for the period. For the nine month period ended September 30, 1999, revenue increased $29.7 million or 37% to $109.3 million from $79.6 million for the same period in the prior year. Long distance revenue represents 92% of revenue for the nine months ended September 30, 1999, with local service representing the remaining 8%. The Company operates in a competitive market for long distance service, which has experienced price erosion of the average rate per minute from the prior year. The Company expects this price trend to continue in the future.

COST OF SERVICES
Cost of services increased $11.4 million or 56% to $31.9 million for the three months ended September 30, 1999 from $20.5 million for the same period in the prior year. As a percent of revenue, cost of services increased to 81% for the three months ended September 30, 1999 from 75% for the three months ended September 30, 1998. Cost of services increased $28.9 million or 49% to $88.2 million for the nine months ended September 30, 1999 from $59.2 million for the same period in the prior year. As a percent of revenue, cost of services increased to 81% for the nine months ended September 30, 1999 from 74% for the nine months ended September 30, 1998. The increase is primarily due to the increased volume of international wholesale traffic, which has higher access, transport and termination costs as compared to other long distance traffic. In addition, the Company maintains rate agreements with various local and long distance carriers for access, termination and transport which are continually reviewed and negotiated based on changes in volume and types of traffic. These changes to rate agreements may result in credits for costs associated with prior traffic or reductions in current costs based on the mix of traffic and rate.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $4.9 million or 60% to $13.0 million for the three months ended September 30, 1999 from $8.1 million for the same period in the prior year. As a percent of revenue, selling, general and administrative expenses increased to 33% for the three months ended September 30, 1999 from 30% for the three months ended September 30, 1998. Selling, general and administrative expenses increased $16.0 million or 80% to $36.1 million for the nine months ended
September 30, 1999 from $20.1 million for the same period in the prior year. As a percent of revenue, selling, general and administrative expenses increased to 33% for the nine months ended September 30, 1999 from 25% for the nine months ended September 30, 1998. The Company employed 454 people at September 30, 1999 and 340 at September 30, 1998, resulting in an increase in payroll and related expenses of 34% for the quarter and 63% for the nine months ended September 30, 1999. The sales organization increased by 18 people for the quarter and the Company added 59 people to support the building of its local network. Other selling, general and administrative expenses increased as a result of the Company's revenue growth and infrastructure to support future growth.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $1.9 million or 379% to $2.4 million for the three months ended September 30, 1999 from $498,000 for the same period in the prior year. Depreciation and amortization increased $3.8 million or 260% to $5.2 million for the nine months ended
September 30, 1999 from $1.4 million for the same period in the prior year. The increase is primarily due to additional local network facilities, fiber, computer and other telecommunications equipment to support the Company's network expansion. In particular the Cambridge and New York local switch equipment brought on line during the second and third quarters of 1999 began depreciating in the third quarter. The depreciation and amortization expense is expected to increase as the current local network projects are brought on-line and as additional investments are made in the Company's network switches.

INTEREST
Interest expense net of interest income decreased $96,000 or 62% to $58,000 for the three months ended September 30, 1999 from $154,000 for the same period in the prior year. Interest expense net of interest income increased $491,000 or 68% to $1.2 million for the nine months ended September 30, 1999 from $720,000 for the same period in the prior year. The increase year to date is primarily due to interest paid on the capital lease obligations and outstanding balances on the line of credit. The Company expects interest expense to increase as a result of the financing of the local network buildout. The decrease for the quarter is due to the interest earned on the process from the Company's initial public offering.

NET LOSS PER SHARE
Net loss per share applicable to common stockholders was $0.33 for the three months ended September 30, 1999 and $0.68 for the nine months ended September 30, 1999. Prior to the effect of the preferred stock dividend of $7.8 million and $10.7 million for the three and nine months ended September 30, 1999, respectively, the net loss per share was $0.19 and $0.46, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $60.0 million at September 30, 1999 from $12.2 million at December 31, 1998. The increase is primarily attributable to net proceeds from the Company's initial public offering net of cash used in operating activities and capital expenditures.

The Company received the net proceeds from the initial public offering and exercise of the underwriters' overallotment, totaling $136.9 million, in July 1999. In the beginning of the third quarter a portion of the proceeds were used to redeem the outstanding preferred stock for $46.4 million and repay the outstanding balance of $10.0 million on the revolving credit facility. In conjunction with the redemption of the preferred stock, the Company recorded a dividend of $7.6 million representing accrued dividends, unamortized discount and redemption premium.

The Company has a revolving credit facility of $60 million. Under the terms of the agreement the Company had available borrowing of $50.5 million and no amount was outstanding at September 30, 1999. In addition, the Company has a $81 million lease commitment available through December 31, 1999 for the acquisition of computer and telecommunications equipment. Leases entered into in the three months ended September 30, 1999 totaled $2.3 million.

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

IMPACT OF YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. We have developed our LOGOS operational support system with the year 2000 in mind, thus minimizing its impact. We have substantially completed the process of evaluating and implementing year 2000 compliance among our software applications and system components, and believe that these are materially compliant at September 30, 1999. The cost of making these applications and systems year 2000 compliant has not been material and has primarily been related to expanding the feature and function set of our general business systems. We will expense all expenditures as incurred, and such expenditures are not expected to have a significant impact on our ongoing results of operations or cash flows.

We have also undertaken a formal survey of the year 2000 compliance status of equipment and services provided to us by our suppliers, and we believe that such equipment and services is year 2000 compliant. However, if the hardware or software comprising our network elements acquired from third-party vendors, the software applications of the long distance carriers, local exchange carriers or others on whose services we depend or with whom our systems interface, or the software applications of other suppliers, are not year 2000 compliant, it could affect our systems. This, in turn, could have a material adverse effect on us.

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


Certain Factors That May Affect Future Operating Results

The Company had operating losses for the nine months September 30, 1999 and in each of the years ending December 31, 1998, 1997, 1996 and 1995 and negative cash flow in the years ended December 31, 1998 and 1997. There can be no assurance that the Company will achieve or sustain profitability or generate positive cash flow in the future. The Company expects to incur significant expenditures in the future in connection with the acquisition, development and expansion of its network, information technology systems, employee base, services and customer base. To the extent the Company's cash needs exceed the Company's available cash and existing borrowing availability, the funding of these expenditures will be dependent upon the Company's ability to raise substantial financing.

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

The Company will have a significant amount of indebtedness outstanding and, as a result of its growth strategy, expects to incur additional indebtedness in the future. The Company's ability to make cash payments with respect to its outstanding indebtedness and to repay its obligations on such indebtedness at maturity will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. In addition, the terms of the indebtedness impose operating restrictions on us, which limit our flexibility and create a risk that we could default on our obligations.

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

The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services including DSL services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon incumbent local exchange carriers and other carriers to provide telecommunications services and facilities to the Company and its customers. There can be no assurance that the Company will be able to obtain such services or facilities on the scale and within the time frames required by the Company at an affordable cost, or at all.

In 1998 and year-to-date 1999, approximately 37% and 21%, respectively, of the Company's revenue was attributable to the resale of long distance service provided by Sprint. The current agreement with Sprint terminates in August 2001, and there can be no assurance that this agreement will be extended on terms acceptable to the Company, if at all. Termination of the Company's relationship with Sprint without a replacement carrier agreement could have a material adverse effect on the Company.

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

On July 1, 1999, the Company effected a 4.5333333-for-1 split of the Common Stock (the "Stock Split").

On or about July 6, 1999, the Company redeemed all outstanding shares of its 13.5% Series A Cumulative Preferred Stock Due 2009 ("Series A Preferred"), including all accrued dividends thereon, pursuant to the terms of the Series A Preferred, and the Company adopted an Amended and Restated Certificate of Incorporation (the "Restated Charter") that eliminated all provisions of the Series A Preferred.

SALES OF UNREGISTERED SECURITIES

     	Not applicable.

USE OF PROCEEDS

    		In connection with the Company's initial public offering of Common Stock, the effective date of the Company's registration statement on Form S-1 under the Securities Act of 1933 (No. 333-79479) was June 29, 1999.

     	The following tables set forth the various expenses, all of which were borne by the Company, in connection with the sale and distribution of the securities registered.  All amounts shown are estimates except for the
Securities and Exchange Commission filing fee, NASD filing fee and Nasdaq
National Market listing fee.
	SEC registration fee				                     $   93,132
	NASD filing fee					                             14,875
	Nasdaq National Market listing fee		             95,000
	Blue sky fees and expenses 			                    1,500
	Transfer Agent and Registrar fees 		             10,000
	Accounting fees and expenses			                 200,000
	Legal fees and expenses				                     350,000
	Printing and mailing expenses              		   450,000
	Miscellaneous					                               85,493
                                      								----------
     		Total	                            					$1,300,000
                                      								==========

     	None of such expenses involved direct or indirect payments to directors or officers of the Company or their associates, 10% stockholders of the Company, or affiliates of the Company.

     	After deducting the expenses set forth in the table above and underwriting discounts and commissions of $10,304,000, the estimates net proceeds to the Company were $135,600,000.  During the quarter ended
September 30, 1999, the Company used the net proceeds as follows:
     	Redemption of outstanding preferred stock		  $46,400,000
     	Repayment of amounts owed under revolving
     	 credit facility					                       	 10,000,000
     	Purchase and installation of property and
     	 equipment		  					                           10,000,000
     	Working capital				                        		 13,000,000
<F1>
All amounts shown in the table above are estimates.

     	The remaining net proceeds were invested in short-term financial instruments.

     	None of such uses involved direct or indirect payments to directors or officers of the Company or their associates, 10% stockholders of the Company, or affiliates of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          The exhibits listed on the Exhibit Index are filed herewith.


          (b) REPORTS ON FORM 8-K

          The Company did not file any reports on Form
          8-K during the three months ended September 30, 1999.

                              		SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quincy, State of Massachusetts, on November 12, 1999.


NETWORK PLUS CORP.




                              By: /s/  George Alex
                                  ------------------------------
                                  George Alex
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

                           EXHIBIT INDEX


Exhibit No.		Description

27			Financial Data Schedule.