Form 10-K
period 1999-12-31
NETWORK PLUS CORP
filed 2000-03-30
CIK 1065633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-26313

                               NETWORK PLUS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           -------------------------

                  DELAWARE                                      04-3430576
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                INCORPORATION)

                              234 COPELAND STREET
                          QUINCY, MASSACHUSETTS 02169
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                           -------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 786-4000
                           -------------------------
     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of outstanding shares of the Registrant's Common Stock held by non-affiliates as of March 1, 2000 was $408,916,530. For this purpose, any officer, director and known 5% stockholder is deemed to be an affiliate.

     The number of shares of the registrant's Common Stock outstanding on March 1, 2000 was 55,069,441.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the registrant's definitive proxy statement to be filed in connection with the registrant's 2000 annual meeting of stockholders (the "2000 Proxy Statement") are incorporated by reference into
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Network Plus and the Network Plus logo are registered service marks, and LOGOS is a service mark of Network Plus. All other trade names, trademarks and service marks used herein are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Network Plus is a network-based communications provider offering a comprehensive suite of broadband data, telecommunications and e.Commerce hosting services. Our services include local and long distance voice, high-speed data, Internet and web and managed server hosting. We currently utilize digital subscriber line, or DSL, technology to provide high-speed data and Internet access and are a pioneer in providing local and long distance services using voice over digital subscriber line, or VoDSL, technology. We currently serve small and medium-sized business customers in the northeastern and southeastern regions of the United States. During 2000, we intend to expand into the mid-Atlantic region to establish a contiguous network footprint from New England to Florida. As of December 31, 1999, we served approximately 45,000 customers representing in excess of 66,000 local access lines and 225,000 long distance access lines. We had total revenue of $152.5 million in 1999.

     We believe that our comprehensive suite of communications services and the continuing expansion of our network enable us to acquire new customers, cross-sell additional services to existing customers and improve our overall margins. As of March 1, 2000, we:

     - Provide VoDSL, DSL and local exchange services directly to our customers by co-locating our network equipment in the central offices of incumbent local exchange carriers. As of March 1, 2000, we had 197 co-locations accepted and under construction, of which 42 are operational. We intend to expand our co-location network to approximately 220 co-locations in the northeastern and southeastern regions of the United States by year-end 2000 and to approximately 500 co-locations in the northeastern, mid-Atlantic and southeastern regions of the United States by year-end 2001.

     - Sell our services through a 279 person sales force located in 12 sales offices throughout the northeastern and southeastern regions of the United States. To support our anticipated growth, we expect to expand our sales force to approximately 400 members by year-end 2000 located in 16 sales offices in the northeastern, mid-Atlantic and southeastern regions of the United States. We plan to further expand our sales force to 500 members by year-end 2001.

     - Operate Lucent 5ESS local exchange switches in Cambridge, Massachusetts, New York City, Atlanta and Miami, Nortel international and interexchange switches in Los Angeles and Quincy, Massachusetts and Nortel interexchange switches in Orlando and Chicago. We intend to deploy additional local exchange switches in New Jersey, Philadelphia, Washington, D.C. and Raleigh, North Carolina by year-end 2001.

     - Own 11,000 digital fiber miles of long-haul and metropolitan fiber optic cable. The fiber is configured in multiple synchronized optical network, or SONET, rings and is equipped with Lucent dense wave division multiplexing, or DWDM, technology allowing us to increase our network capacity to 16 OC-192s permitting data transmission rates of 400 gigabytes per second. We intend to deploy an additional 3000 route miles, representing approximately 19,000 additional digital fiber miles, by year-end 2001.

     - Have deployed and operate 27,000 square feet of carrier class e.Commerce data center space to support both web and managed server hosting services. By year-end 2000, we intend to expand to 116,000 square feet of e.Commerce data center space in geographically diverse centers located in Cambridge, Massachusetts, Quincy, Massachusetts, New York City, Miami and Atlanta. We intend to deploy an additional 150,000 square feet of e.Commerce data center space by year-end 2001, with additional centers located in Chicago, Philadelphia and Nashville.

     - Have deployed 20,000 square feet of e.Commerce "edge" data center space located in the central offices of incumbent local exchange carriers with an additional 21,000 square feet under construction. This edge space represents space that we sublease to other telecommunications companies. We expect to have deployed a total of 41,000 square feet of edge co-location space by year-end 2000 and a total of 65,000 square feet by year-end 2001.

BUSINESS STRATEGY

     We have an aggressive growth strategy to become the provider of choice offering one-stop broadband data, telecommunications and e.Commerce hosting services to small and medium-sized business customers in our target markets. Our future success will depend upon our ability to implement this strategy. We believe that our substantial operating history, existing customer base, expansive network, LOGOS, our operational support system, and our experienced management team, will enable us to effectively implement our growth strategy, which includes the following:

  BE A SINGLE-SOURCE PROVIDER OF BROADBAND DATA, TELECOMMUNICATIONS AND e.COMMERCE HOSTING SERVICES

     A key to our growth is the continued implementation of our marketing plan that emphasizes our comprehensive suite of broadband data, telecommunications and e.Commerce hosting services on both a bundled and individual basis. To a large extent, the customers we target have not previously had the opportunity to purchase bundled services from a single-source provider, and we believe that they will prefer one source for all of their telecommunications requirements. Additionally, we believe that our VoDSL and DSL-enabled services allow the small and medium-sized businesses we target to obtain, for the first time, affordable and reliable broadband data services which we believe are necessary for success in the rapidly evolving world of business-to-business and business-to-consumer e.Commerce. We provide bundled services, invoice these services on a single bill and provide a single point of contact for customer service, product inquiries, repairs and billing questions.

     We believe that our ability to provide bundled broadband data, telecommunications and e.Commerce hosting services will enable us to better meet the needs of our customers, penetrate our target markets, capture a larger portion of our customers' total expenditures on telecommunications and e.Commerce hosting services and increase customer retention. In addition, we believe that our VoDSL technology will allow us to offer our comprehensive suite of services at a bundled price that may be lower than many of our competitors and lower than the price of purchasing those services separately.

  TARGET UNDERSERVED MARKETS

     We target small and medium-sized businesses. We seek to be among the first to market integrated telecommunications services in many of our markets, including small and medium-sized communities in which there is relatively little competition from fully integrated network based telecommunications providers. We believe that small and medium-sized businesses have been underserved by our large competitors with respect to sales and customer service, and that our integrated and comprehensive product suite and emphasis on customer support and satisfaction provides us with a significant competitive advantage.

  EXPAND GEOGRAPHIC REACH

     We currently service the northeastern and southeastern regions of the United States. We intend to expand into the mid-Atlantic region and targeted regions in the midwest. Our plan is to establish a single contiguous network footprint from New England to Florida. We believe that the northeast, mid-Atlantic and southeast are particularly attractive due to a number of factors, including the population density in the northeast and mid-Atlantic, the large number of rapidly growing metropolitan clusters in the southeast and the relatively small number of significant competitors to the incumbent local exchange carriers. In addition, we also intend to expand into other regions of the United States as opportunities arise.

  CROSS-SELL LOCAL, DATA AND e.COMMERCE HOSTING SERVICES TO OUR EXISTING
CUSTOMERS

     As of December 31, 1999, we had approximately 45,000 customers representing in excess of 66,000 local access lines and 225,000 long distance access lines. We believe that our ongoing customer relationships, focus on customer care and the competitive prices enabled by both our VoDSL technology and our bundled services provide us with a significant opportunity to cross-sell local, DSL, data and e.Commerce hosting services to our existing customers.

  BUILD A CAPITAL-EFFICIENT NETWORK INFRASTRUCTURE

     Our strategy is to expand our network where economically or strategically justifiable. We believe that this strategy will result in higher long-term operating margins, greater control of our network and enhance service quality. As we expand our infrastructure with fiber, switches, co-locations and e.Commerce data centers, the portion of our traffic that is carried on our network will increase. In addition, we believe we will be able to defray a significant portion of our co-location costs by subleasing our excess co-location, or "edge", space to other network providers. An important element of our network strategy is to build our network to take advantage of our existing customer base, our sales office coverage in the northeastern and southeastern regions of the United States and our planned sales force expansion in the mid-Atlantic region. All of the approximately 500 co-locations that we expect to have operational by year-end 2001 will be within the service areas of our existing or planned sales offices.

  ACQUIRE AND RETAIN MARKET SHARE THROUGH OUR SALES FORCE AND CUSTOMER SERVICE

     We intend to expand our sales force to approximately 400 members by year-end 2000 and to 500 by year-end 2001 to acquire and support a growing customer base. Once we obtain a customer, we focus on providing superior customer service. We believe that our sales and customer services processes have resulted in a customer retention rate that is higher than many of our competitors and differentiate us as a customer-focused telecommunications provider, giving us a competitive advantage.

     We provide customer service 24 hours per day, 365 days per year. We also provide each customer with personalized service through a single point of contact for all product inquiries, repair needs and billing questions, which we believe increases customer satisfaction.

     We provide incentives to our sales and customer support personnel through a compensation structure that is designed to promote a high level of ongoing customer care and retention. It also ensures that our sales staff remains actively involved in the customer service process.

  LEVERAGE OUR CUSTOM-DESIGNED BACK OFFICE SYSTEMS

     We have deployed a custom-designed operational support system, which we refer to as LOGOS. LOGOS shortens the time between a customer order and service installation, reduces overhead costs and enables us to provide superior customer service. We believe that LOGOS enhances our productivity and service quality and provides us with a significant competitive advantage by:

     - automating many of the processes involved in moving a customer onto our network

     - automating the exchange of data with our trading partners through electronic bonding

     - enabling single-call resolution of most customer inquiries

     - providing each of our departments with a universal view of all provisioning, billing, customer service, trouble ticket and collections activities for each customer

     - enabling customized service offerings, pricing and invoice formatting for each customer

     - enabling our customers to analyze traffic and usage patterns, track changes and pay invoices through a secure web interface to our LOGOS system, which we call the e.Command Center.

     Our operational support system also provides our management with timely operational and financial data to direct network, sales and customer service resources more efficiently. In addition, we are in the process of further enhancing the electronic bonding of LOGOS to the operational support systems of our key trading partners. This electronic exchange of data with both incumbent local exchange carriers and other key trading partners will allow "flow-through" provisioning, which will reduce the time necessary to order unbundled network elements and enhance the quality control of the ordering process.

  EXPAND THROUGH STRATEGIC ACQUISITIONS AND ALLIANCES

     As part of our expansion strategy, we plan to consider strategic acquisitions of, and alliances with, related or complementary businesses. We believe that strategic acquisitions of, and alliances with, related or complementary businesses may enable us to expand more rapidly by adding new customers and services, network assets and experienced employees. These acquisitions and alliances could be funded by cash, bank financing or the issuance of debt or equity securities. We continuously evaluate and often engage in discussions regarding various acquisition and alliance opportunities, but are not currently a party to any agreement for a material acquisition or alliance.

  LEVERAGE THE EXPERIENCE OF OUR MANAGEMENT TEAM

     Our management team has significant experience in the telecommunications industry in general and, in particular, in the critical functions of network operations, sales and marketing, back office and operational support systems, finance and customer service. Our management team has an average of approximately ten years of experience in the telecommunications industry. We believe that the quality, experience and teamwork of our management team will be critical factors in the implementation of our growth strategy.

MARKET OPPORTUNITY

     We believe that the federal Telecommunications Act of 1996 and certain state regulatory initiatives provide increased opportunities in the telecommunications marketplace by opening local markets to competition and requiring incumbent local exchange carriers to provide increased direct interconnection to their competitors. According to the FCC, in 1998 the total revenues for the telecommunications industry amounted to approximately $245 billion, of which approximately $105 billion was local service and approximately $105 billion was long distance.

     A number of important trends are reshaping the U.S. telecommunications industry, creating substantial market opportunity. These trends include:

     - increasing customer demand for high-speed broadband data services, such as Internet access and transport and personal computer-based applications

     - the emergence of business-to-business and business-to-consumer e.Commerce

     - continued consolidation among service providers to broaden their service offerings and technical capabilities.

     By leveraging customer relationships and bundling service offerings, competitive local exchange carriers have begun to exploit a variety of opportunities, including high-speed Internet access and transport, VoDSL, DSL, local and wide-area network connectivity, managed network services, virtual private networks, remote access and electronic commerce services. We believe that new entrants have an excellent opportunity to establish themselves as leading providers of such value-added services.

     High-speed data services and Internet connectivity have become important to business due to the dramatic increase in Internet usage and the proliferation of personal computer and Internet protocol-based applications. According to International Data Corporation, an independent telecommunications and technology research company, the number of Internet users worldwide reached approximately 144 million in 1998 and is forecasted to grow to approximately 602 million by 2003. The popularity of the Internet with consumers has also driven the rapid growth in exploiting the Internet as a commercial medium, as businesses establish websites, corporate intranets and extranets and implement electronic commerce applications to expand their customer reach and improve their telecommunications efficiency.

THE IMPORTANCE OF VODSL AND e.COMMERCE DATA CENTER SPACE

     The rapid growth of the Internet, the expansion of e.Commerce and the introduction of new business applications have fueled increasing demand from small and medium-sized businesses for advanced telecommunications and Internet services. To meet this demand, we offer a comprehensive suite of voice, broadband data and web and managed server hosting services. Our VoDSL technology allows us to simultaneously provide small and medium-sized businesses with up to 16 telephone lines and an "always on" high-speed connection to the Internet at speeds of up to 1.5 megabits per second over a single copper line.

     As more small and medium-sized businesses utilize the Internet to conduct their business, the need for reliable and affordable broadband access and guaranteed availability of e.Commerce web and server platforms will become increasingly vital. It is often impractical for small and medium-sized businesses to economically operate e.Commerce platforms on their own premises, because adequate redundant bandwidth and e.Commerce web and server platforms are often not available or are cost-prohibitive. We believe that our e.Commerce data centers address this need by providing reliable and affordable broadband access and guaranteed availability of e.Commerce web and managed server hosting services.

SERVICE OFFERINGS

     We began offering local phone, DSL, e.Commerce hosting and VoDSL services in mid-1998, mid-1999, December 1999 and January 2000, respectively. In 1999 we had total revenue of $152.5 million. In 1999, aggregate revenues from our long distance phone service accounted for approximately 89% of our total revenues, and aggregate revenues from local phone, data and e.Commerce hosting services accounted for approximately 11% of our total revenues.

  RETAIL SERVICE OFFERINGS

     Our retail services, which we offer on a stand-alone or bundled basis, currently include the following:

VoDSL and Circuit-Switched
Local Services               We offer a full range of local exchange services
                             including voice mail, directory assistance, call forwarding, conference calling, return call hunting services, call pick-up, repeat dialing and speed calling. Local services can be provided through packet-based VoDSL facilities or traditional circuit-switched facilities.

DSL, Internet and Data
Services Our DSL services provide an "always on" high-speed local connection to the Internet and to private and local area networks. Our DSL technology can increase the data transfer rates of a standard phone line by up to 25 times. We also offer both dial-up and dedicated Internet access and private line, frame relay, mail, news and domain name, or DNS, services.

e.Commerce Hosting Services  We offer a full range of web and managed server hosting services in geographically dispersed and environmentally and technologically controlled carrier class facilities with both redundant power and Internet access. Our e.Commerce services include vertical rack space, cabinet units, cage and vault space and managed NT and UNIX servers with both burstable and guaranteed bandwidth.

VoDSL and Circuit-Switched
Long Distance Services       We offer both domestic (interstate) and
                             international switched and dedicated long distance services, including "1+" service along with global termination to over 225 countries. We also offer a variety of enhanced long distance features. Long distance services can be provided through packet-based VoDSL facilities or traditional circuit-switched facilities.

VoDSL and Circuit-Switched
Toll-free Services           We offer a full range of switched and dedicated
                             domestic (interstate) toll-free services, including toll-free origination and termination, international toll-free origination from 60 countries, including Canada, and toll-free directory assistance. We also provide enhanced toll-free services through our advanced intelligent network capabilities. Toll-free services can be provided by packet-based VoDSL facilities or traditional circuit-switched facilities.

Calling Card Services        We offer nationwide switched-access customized
                             calling card services. We offer our customers the option of calling cards that are personalized, branded or generic.

Paging Services              We offer advanced wireless paging services,
                             including digital and alphanumeric paging, personal identification number services, voice mail, news and sports feeds, and local or national geographic coverage.

Custom Management Control
Features We offer customized management reporting features including area code summaries, international destination matrices, daily usage summaries, state summaries, time of day summaries, duration distribution matrices, exception reporting of long duration calls, and incomplete and blocked call reporting.

e.Command Center             We offer our customers a secure web interface into
                             LOGOS. Through our e.Command Center, customers have access to analytical tools to help them manage and control their communication cost and services, pay invoices and track events. Customer access to our e.Command Center is available 24 hours a days, 7 days a week.

  WHOLESALE "EDGE" CO-LOCATION SERVICES

     We currently have constructed 20,000 square feet of e.Commerce "edge" data center space located in the central offices of incumbent local exchange carriers, which by year-end 2000 we expect to expand to 41,000 square feet. This edge space represents excess space that we sublease to other telecommunications companies for the deployment of their network infrastructure. The provision of these services enables us to defray a portion of our network build costs. By year-end 2001, we expect to have deployed a total of 65,000 square feet of edge co-location space.

  INTERNATIONAL WHOLESALE SERVICES

     We offer international wholesale termination and transport services primarily to major domestic and international telecommunications carriers. We believe our international wholesale service offering is a strategic element in our overall plan to expand our network and to generate and retain customer traffic. We intend to build on our relationships with large domestic and international carriers to purchase increased capacity and to otherwise support our international service offerings. In addition, we expect that providing comprehensive international services will lower our cost of carrying international traffic and result in more attractive service offerings in our core retail markets.

SALES AND MARKETING

  OVERVIEW

     Our sales force seeks to provide our existing and potential customers with a comprehensive array of telecommunications services customized for the increasingly convergent voice and data marketplace. Our sales force targets small and medium-sized businesses that generally have telecommunications expenditures of less than $10,000 per month. We believe that neither the regional Bell operating companies, large long distance carriers nor the nationally based e.Commerce and Internet service providers have historically concentrated their sales and marketing efforts on this business segment, which we believe represents a significant portion of the market. Additionally, we believe that historically small and medium-size businesses have been economically precluded from enjoying the benefits of broadband VoDSL and DSL access and the enhanced business opportunities that broadband-enabled e.Commerce provides. We believe we have established ourselves as a recognized provider of high-quality, competitively priced telecommunications service with a reputation for responsive customer care. We believe that our new e.Commerce data centers and our VoDSL technology offerings enable us to better compete in, and more rapidly penetrate, our targeted sales markets.

     Our sales and marketing approach is to build long-term business relationships with our customers, with the intent of becoming the single-source provider of all their telecommunications services. We train our sales force in-house with a customer-focused program that promotes increased sales through both customer attraction and customer retention.

  SALES CHANNELS

     DIRECT SALES. Our direct sales force markets our retail services directly to end users. As of March 1, 2000, we employed 269 direct sales representatives working in 12 sales offices throughout the northeastern and southeastern regions of the United States. By year-end 2000, we intend to employ approximately 400 direct sales representatives located in a total of 16 offices throughout the northeast, mid-Atlantic and southeastern regions of the United States.

     Our direct sales force is headed by our senior vice president of sales, who has been with us for approximately eight years. Each of our existing sales offices is headed by a branch manager and is further sub-divided into smaller sales teams, each of which is headed by a team leader who directly oversees the day-to-day sales activities of his or her team and acts as a mentor to its members. Teams generally consist of eight to 10 sales representatives.

     We provide compensation incentives to our sales teams to sell to customers within pre-assigned co-location areas. In doing so, the salesforce is motivated to sell to new customers that can be provisioned directly onto our network where we realize higher margins.

     All new sales representatives are required to receive formal in-house training, in which we expect them to gain a thorough knowledge of our services and the telecommunications industry. After formal training, we permit sales representatives to pursue customers but require them to participate in a continuing mentoring program. We believe this philosophy is a competitive advantage in the attraction and long-term retention of sales personnel.

     AGENCY SALES. Our agency sales force markets our services to various resellers, independent marketing representatives, associations and affinity groups. This sales force locates established, high-quality organizations with extensive distribution channels in order to market our telecommunications services to both a broader geographic range and a greater number of potential customers than could be reached by the direct sales force. We sell our services on a wholesale basis to resellers, which in turn sell such services at retail to their customers. We generally sell our services to independent marketing representatives, associations and affinity groups on a retail basis.

     Our use of independent marketing representatives allows us to reduce our marketing and other overhead costs. As compensation for their services, independent marketing representatives generally receive a commission on their sales. We employ stringent selection criteria and attempt to carefully monitor and control the activities of our resellers and independent marketing representatives to ensure compliance with laws, industry standards and company policies. We believe that the number of complaints we have received regarding the methods and practices of our agents is negligible in comparison with the experience of many other telecommunications companies.

     We commenced sales through resellers and independent marketing representatives in 1996, and as of March 1, 2000 we had five salespeople dedicated to this market segment. In December 1999, sales through our reseller and independent agent sales force accounted for approximately 10% of our revenue.

     INTERNATIONAL WHOLESALE SALES. Our international wholesale sales force markets our international telecommunications services to both international and domestic carriers. This group focuses on developing customer and vendor relationships with the top-tier international carriers, as well as selected financially stable second-tier carriers. As of March 1, 2000, we had five sales people in this group.

  SALES FORCE COMPENSATION

     Our sales force compensation strategy provides focused incentives to sell higher margin bundled on-net services. Additionally, we compensate all sales personnel with both a salary and a residual commission structure based on each customer's continued use of our services. The compensation of our sales staff is therefore increasingly reliant over time on the retention of existing customers. We believe that this "lifetime residual" motivates each sales person to remain actively involved with customers and participate in the customer support process. We believe this approach provides us with competitive advantages that increase customer retention, increase cross-selling opportunities and reduce the costs of customer service and support.

  MARKETING AND ADVERTISING

     We have begun marketing efforts in support of our VoDSL technology and the rollout of our integrated voice, DSL and e.Commerce data services. Recent marketing efforts include print ads, mailings and trade shows. We are also actively involved in numerous charitable and community events, which we believe increases our recognition in our target geographic regions.

CURRENT CUSTOMER BASE

  RETAIL CUSTOMERS

     As of December 31, 1999, we provided service to approximately 45,000 customers representing in excess of 66,000 local access lines and 225,000 long distance access lines. We segment our customers by monthly revenue to ensure that those customers generating higher monthly revenues experience a higher level of proactive customer care. Because our customer base, to a large extent, is concentrated around our sales offices, we believe we are beginning to achieve name recognition in the small and medium-sized business communities in our core sales areas. To further enhance our customers' experience, we have recently deployed our e.Command Center, which allows our customers real-time access through a secure web interface to our LOGOS operational support system.

  INTERNATIONAL WHOLESALE CUSTOMERS

     We provide international wholesale services to numerous national and international telecommunications carriers. We strive to establish close working relationships with our international wholesale customers. Once we interconnect with a carrier customer, the carrier may utilize us on an as-needed basis, depending upon the pricing offered by us and our competitors, as well as the available capacity. We have been tested and approved as an authorized carrier for, and included in the routing tables of, all of our international carrier customers.

NETWORK

  OVERVIEW

     We pursue a capital-efficient network deployment strategy that involves owning switches while acquiring or leasing fiber optic transmission facilities on an incremental basis to satisfy customer demand. Our strategy has been to build a geographic concentration of customers before building, acquiring or extending our network to serve that concentration of customers. As network economics or strategic opportunities justify the deployment of our switching or transport capacity, we expand our network and migrate customers onto our network. An important element in our local, VoDSL and DSL network strategy is to build our network to take advantage of our existing customer base and our current and planned sales office coverage.

     We believe that, where economically or strategically justified, owning network components, rather than relying on the facilities of third parties, enables us to have more flexibility in meeting customer needs for new products and services, generate higher operating margins, obtain origination and termination fees from other carriers and maintain greater control over our network operations and service quality.

  INTEGRATED NETWORK ARCHITECTURE

     We provide services to our customers over a single integrated network that supports local and long distance voice services over VoDSL facilities or traditional circuit facilities, high-speed data, including DSL, Internet and web and managed server hosting services. We believe that the integrated design of our local, long distance and data networks significantly reduces our cost of providing services. Our integrated network architecture includes customer premise equipment, unbundled network elements, co-locations located in the central offices of incumbent local exchange carriers as well as carrier access hotels, class 5 switches, gateway and long distance switches, digital subscriber line access multiplexers, or DSLAMs, Internet protocol-based routers and switches, application servers, asynchronous transfer mode, or ATM, switches, synchronous optical network, or SONET, fiber rings, dense wave division multiplexing, or DWDM, optronics for high capacity and high density transmission and our own SS7 service control points, or SCPs.

  REACHING THE CUSTOMER PREMISES -- UNBUNDLED NETWORK ELEMENTS

     Our integrated network begins with our customer. To reach our customers, we purchase or lease simple copper loops, or, if customer traffic justifies, T-1 facilities, as unbundled network elements, or UNEs, from the incumbent local exchange carrier. By utilizing UNEs, we obtain access and termination revenues as if we owned the copper loop to our customer and are able to rapidly connect the customer directly to our co-location. We are also able to avoid the cost and delay associated with deploying our own facilities to our customers' premises. To support our VoDSL and high-speed DSL services, we provide our customer with a modem that we connect to a digitally conditioned copper loop that we have purchased or leased as a UNE. To enable us to purchase these UNEs, we have successfully negotiated interconnection agreements with the incumbent local exchange carrier in each of our targeted jurisdictions. We currently have interconnection agreements with Bell Atlantic of Massachusetts, New Hampshire, New York and Rhode Island, Southern New England Telephone of Connecticut, and Bell South of Georgia and Florida. We anticipate entering into interconnection agreements in our targeted mid-Atlantic expansion states by August 1, 2000.

  CO-LOCATION FACILITIES

     Each UNE we deploy, whether for local service or high-speed VoDSL and DSL service, is a direct connection from our customer to one of our co-location facilities located in the central office of the incumbent local exchange carrier. Within each co-location facility we have deployed, or are deploying, both Lucent digital access nodes to support switched voice services and DSLAMs to support both VoDSL and our stand-alone high-speed and DSL service offerings. By designing our co-locations in this manner we are able to allocate the overhead costs associated with deploying co-locations across multiple products and revenue streams. This co-location architecture can be extended to support emerging applications as customer requirements dictate.

     Currently 42 co-locations of the 197 co-locations accepted and under construction are operational. We expect to have approximately 220 co-locations operational by year-end 2000 and a total of 500 co-locations operational by year-end 2001. These co-locations, measured by the aggregate number of business lines currently served by the local telephone company in these locations as of December 1999, are set forth below.

                                                    PLANNED            PLANNED           TOTAL AVAILABLE
                                                CO-LOCATIONS BY    CO-LOCATIONS BY       BUSINESS LINES
STATE                                            YEAR-END 2000      YEAR-END 2001      AS OF DECEMBER 1999
-----                                           ---------------    ---------------     -------------------
Connecticut.................................           27                 40                  641,461
Florida.....................................           71                 84                2,033,536
Georgia.....................................           24                 55                  844,703
New Hampshire...............................            7                  7                  129,045
Massachusetts...............................           48                 78                1,189,406
New York....................................           35                 90                3,516,539
Rhode Island................................            8                 12                  227,260
District of Columbia........................            0                  8                  581,692
Delaware....................................            0                  7                  162,123
Maryland....................................            0                 12                  942,873
New Jersey..................................            0                 33                1,800,970
Pennsylvania................................            0                 30                1,666,276
Virginia....................................            0                 15                  954,965
North Carolina..............................            0                 21                  895,224
South Carolina..............................            0                  8                  275,109
                                                      ---                ---               ----------
Total.......................................          220                500               14,690,849

     Until we have deployed the necessary co-location facilities in a specific geographical region, our DSL services utilize our underlying network or the network of another DSL provider, and our local exchange services utilize the underlying network of the incumbent or competitive local exchange carrier.

  NETWORK ACCESS POINTS AND LOCAL SWITCHING PLATFORM -- LUCENT 5ESS SWITCHES

     Our local switching platform consists of Lucent 5ESS digital switches in Cambridge, Massachusetts, New York City, Atlanta and Miami. We intend to deploy additional Lucent 5ESS digital switches in New Jersey, Philadelphia, Washington, D.C. and Raleigh, North Carolina by year-end 2001. Each Lucent 5ESS switch acts as a centralized switching node and data center for each co-location within the footprint served by the switch. In addition, each of these centralized switching nodes serves as an interconnection and concentration point between our VoDSL and DSL data network and the Internet.

VoDSL PLATFORM AND DSL PLATFORM

     The rapid growth of the Internet, expansion of business-to-business and business-to-consumer e.Commerce and the introduction of new business applications have fueled increasing demand from small and medium-sized businesses for access to voice, broadband data and web and managed server hosting services. To meet this demand, we offer a comprehensive suite of bundled voice, broadband data services and web and managed server hosting services over our network infrastructure. Our VoDSL technology allows us to simultaneously provide small and medium-sized businesses with up to 16 telephone lines and an "always on" high-speed connection to the Internet at speeds of up to 1.5 megabits per second over a single existing copper line.

     Our VoDSL and DSL broadband network is a packet-based network. We are able to dynamically upgrade and downgrade bandwidth and data transport speed on each VoDSL and DSL connection to meet the changing needs of our customers. Because customers are able to purchase broadband capacity and data transport speeds to match their specific needs, we believe our customers will realize lower costs. Our VoDSL solution also guarantees quality telephone service by prioritizing telephone packets over data packets. The result of this prioritization is that telephony traffic always receives the bandwidth it requires and data traffic uses the remaining bandwidth.

  LONG DISTANCE SWITCHING PLATFORM -- NORTEL SWITCHES

     We have deployed Nortel DMS interexchange and international gateway switches in Quincy, Massachusetts and Los Angeles and Nortel DMS interexchange switches in Orlando and Chicago. We intend to increase our long distance footprint through expanded tandem or end-office trunking, deployment of additional points of presence and, where traffic concentration justifies, deployment of additional switch facilities. Future long distance switch sites potentially include Dallas, Denver and Seattle.

  e.COMMERCE DATA CENTERS

     We operate 27,000 square feet of carrier class e.Commerce data center space to support both web and managed server hosting services. By year-end 2000, we anticipate that this will increase to 116,000 square feet in geographically diverse data centers located in New York City, Cambridge, Massachusetts, Quincy, Massachusetts, Miami and Atlanta. We intend to deploy a total of 250,000 square feet of e.Commerce data center space by year-end 2001, with additional centers located in Chicago, Philadelphia and Nashville.

     Our e.Commerce data centers are, and our planned e.Commerce data centers are expected to be, located on our major backbone fiber routes and co-located with our class 5 local switches. To support our web and managed server hosting services, we maintain redundant T-3 (45mb) circuits to the Internet ensuring broadband availability. We lease 23" racks for traditional telephony equipment, 19" racks for open mounting of servers and data equipment. Full and partitioned cabinets with locking front and rear doors and managed servers running both NT or UNIX. Ancillary features of our e.Commerce data centers include always-available technicians, power and redundant power, environmental and security controls.

  FIBER AND TRANSPORT -- SONET RINGS AND DWDM

     In the northeast we control and operate, pursuant to two 20-year indefeasible right-of-use agreements entered into in 1998, 625 route miles of fiber optic cable, representing 1,830 digital fiber miles. Deployed in a SONET topology, this fiber acts as the backbone connecting our northeast switching nodes, e.Commerce data centers and co-location footprint. Additionally, this fiber connects major markets throughout New England and the New York metropolitan area including New York City, White Plains, Stamford, New Haven, New London, Providence, Boston, Nashua, Springfield and Worcester.

     In the southeast we control and operate, pursuant to a 20-year indefeasible right-of-use agreement, entered into in 1999, approximately 2,200 route miles of fiber optic cable, representing 9,106 digital fiber miles. When fully deployed and activated in a SONET topology, this fiber will act as the backbone connecting our southeast switching nodes, e.Commerce data centers and co-location footprint. Additionally, this fiber will connect major markets throughout the southeast including Atlanta, Marietta, Roswell, Norcross, Miami, Ft. Lauderdale, Boca Raton, West Palm Beach, Pompano Beach, Boyton Beach, Delray Beach and Deerfield Beach.

     By year-end 2001, we intend to control and operate, pursuant to a 20 year indefeasible right-of-use agreement, an additional 3,000 route miles of fiber optic cable representing 19,000 digital fiber miles. When fully deployed and activated in a SONET topology, this fiber will connect our northeast and southeast SONET rings while simultaneously connecting our mid-Atlantic switching nodes, e.Commerce data centers and co-location footprint. This fiber will connect major markets throughout the mid-Atlantic and midwest including Newark, Princeton, Philadelphia, Wilmington, Baltimore, Washington, D.C., Raleigh, Charlotte, Atlanta, Birmingham, Nashville, Louisville, Cincinnati, Indianapolis, Chicago, Cleveland and Pittsburgh.

     Throughout our SONET topology we have deployed Lucent's Wave Star OLS 400G dense wavelength division multiplexing, or DWDM, technology. This enables our DWDM SONET network to support up to 80 OC-48 (2.5 gigabytes per second) channels, or 40 OC-192 (10 gigabytes per second) channels, or a mix of the two signal speeds for a maximum optical throughput of 400 gigabytes per second.

     Where we have not acquired fiber optic cable, we lease long-haul network transport capacity from major network-based carriers and local access from the incumbent local carriers in their respective territories. We also use competitive access provider facilities where available and economically justified. Metropolitan area fiber rings or SONET services are generally leased or, where economically justified, constructed to interconnect with our co-locations, switching nodes, e.Commerce data centers and long haul SONET backbone. To ensure seamless off-net termination and origination, we also utilize interconnection agreements with major carriers.

  INTERNATIONAL FACILITIES

     In addition to being interexchange switches, the Nortel switches located in Quincy, Massachusetts and Los Angeles are international gateway switches that enable us to interconnect direct international routes with a number of U.S. and foreign wholesale international carriers. This allows us to provide state-of-the-art least-cost routing and network reliability for international calling. These interconnected international carriers are also a source of wholesale international traffic and revenue that enable us to provide competitive international rates to our retail customers.

     To further support our international interconnections, we have entered into leases or indefeasible right-of-use agreements for international submarine cable facilities in several cable systems, including:

     - TAT-12/13 RIOJA, which spans the Atlantic Ocean

     - TPC-5, which spans the Pacific Ocean

     - Americas I, which connects various locations throughout the Caribbean

     - Guam-Philippines Cable System.

These arrangements support existing and planned interconnections with telephone operating companies in foreign countries.

  SIGNALING SYSTEM 7 AND ADVANCED INTELLIGENT NETWORK ARCHITECTURE

     All our local and long distance switched services use SS7 network signaling for enhanced network efficiencies and increased customer satisfaction. The SS7 signaling system reduces connect time delays, thereby enhancing overall network efficiencies. For more advanced SS7 functions providing "network level logic", we have deployed ServiceBuilder(TM), Nortel's next-generation advanced intelligent network, or AIN, architecture, including Nortel's Service Management System and Service Creation Environment. In tandem with the Nortel and Lucent switches, ServiceBuilder allows us to deploy "designer" products and features defined by the Bellcore AIN standard and including:

     - enhanced 800 Services, including AIN specific routing services

     - various "Follow me" services, including 500 number technology

     - customer dictated and provisioned class of service screening features

     - virtual private network services.

 NETWORK MANAGEMENT AND OPERATIONAL SUPPORT

     Our technical network interface is a fully redundant frame relay network that enables us to monitor each network element from our network management and surveillance center. Centralized electronic monitoring and control of our network increase the security, reliability and efficiency of our operations and allow us to avoid duplication of this function in each region. This consolidated operations center also helps reduce our per-customer monitoring and customer service costs.

     We have deployed Team Telecom International, or TTI's, enhanced network management tool, Netrac. The Netrac software consists of several integrated modules including configuration manager and inventory management, fault analysis and monitoring, switch management, transmission management, SS7 management and performance management. These modules automatically gather, log, filter, display and report alarms and network events on a real-time basis no matter where they occur in the network.

  NETWORK SECURITY

     Our network employs an "authorized access" architecture. Unlike many telecommunications companies, which, we believe, allow universal access to their network, we utilize an automatic number identification security screening architecture that ensures only those users who have subscribed to our services and have satisfied our credit and provisioning criteria are allowed access to the network.

     We believe that this architecture allows us to better control bad debt and fraud in a manner that is invisible and non-intrusive to the customer. Additionally, this architecture allows us to manage network capacity better, as unauthorized users cannot access and exploit the network.

MANAGEMENT INFORMATION SYSTEMS, ORDER ENTRY, PROVISIONING, BILLING AND CUSTOMER SERVICE

  OVERVIEW

     We are committed to the implementation of integrated and scalable operational support systems that enable "flow-through" service provisioning, the highest possible level of customer support, accurate and timely billing and web-based self-help.

     The cornerstone of our operational support system is a custom-designed system we call LOGOS. LOGOS integrates important elements of our operations, including convergent and integrated product management, service order entry, provisioning, customer service, trouble ticket management, work flow and product and rate management. LOGOS is an object-oriented C++ application that utilizes the scalability and reliability of Oracle's relational database management system. We believe that LOGOS provides us with a long-term competitive advantage by enabling us to:

     - more rapidly implement VoDSL, DSL and switched local services in our markets

     - shorten the time between the receipt of a customer order and the generation of revenue

     - further focus on and increase the customized level of attention provided to each of our customers

     - accommodate significant customer growth.

     Features of LOGOS include:

     - a graphical user interface that presents to all users a convergent and universal view of all customer activity including integrated product suite provisioning, billing, customer service, trouble ticket and collections

     - a modular design that enables convergent service order entry, provisioning, customer service and billing and rate management for all products and services

     - electronic workflow and electronic routing of tasks and provisioning events

     - electronic scheduling of customer events and user defined actions and reminders

     - the ability to customize product and service offerings and pricing for individual customers and to bring new product and pricing plans to market quickly

     - significantly enhanced response times to customer inquiries

     - the ability to uniquely format and include customized management information on each individual invoice

     - interactive invoice imaging technologies that mirror each invoice sent to a customer

     - electronically routed trouble ticket technology

     - the ability of our customers to analyze traffic and usage patterns, track events and pay invoices through a secure web-enabled interface, which we call the e.Command Center.

  SERVICE ORDER ENTRY AND PROVISIONING

     We believe that an ongoing challenge for integrated telecommunications providers will be to continually improve service, order entry and provisioning systems. We will continue to identify and focus on implementing the best provisioning practices in each of our markets to provide for the rapid and seamless transition of customers from the network of the incumbent local exchange carrier to our network. To support the provisioning of our services, LOGOS is designed to automate ordering and provisioning tasks. Currently, LOGOS has a convergent service order entry module that enables all service and work orders to be entered from a single common interface. Once service orders are entered, LOGOS has engineered electronic interfaces to our own network and the networks of the carriers with whom we do business. Additionally, LOGOS has engineered electronic customer account record exchange interfaces to Bell Atlantic North and

South, Southern New England Telephone, GTE, Bell South, United Telephone, Pacific Bell and Ameritech. To further enhance LOGOS we have contracted with DSET Corporation to engineer our local service request, local number portability and trouble ticket EDI "electronic bonding" gateways between LOGOS and our trading partners. As of March 1, 2000, we are in the final phase of deploying the local service request gateway to Bell Atlantic, which we believe will further enhance our "flow through" provisioning by reducing the time needed by us to order unbundled network elements and enhancing the quality control of the ordering process. We expect to have the remaining DSET electronic gateways fully implemented by year-end 2000. In addition to our relationship with DSET Corporation, we have contracted with CommTech Corporation to engineer the Internet protocol-based "electronic bonding" gateways between LOGOS and our voice, VoDSL, DSL and other data network elements, which we believe will be completed by July 2000.

  CUSTOMER SERVICE

     We maintain an emphasis on customer care to differentiate us from our competitors. We provide 24-hours-per-day, 365-days-per-year customer support primarily through our customer service department in Quincy, Massachusetts. Experienced customer care representatives answer all customers' calls. Many of our customer care representatives are cross-trained in the provisioning process.

     We monitor and measure the quality and timeliness of customer interaction through quality assurance procedures. Pick-up times for incoming calls, lengths of calls and other support information is automatically monitored by our automated call distribution system. Our call distribution system also prioritizes incoming support requests, assuring that our largest customers receive support in the most expedient manner. In addition, our most knowledgeable and experienced customer support representatives typically handle the support requests from our largest customers.

     We believe that LOGOS has significantly enhanced the productivity of our customer service personnel, reduces our response time and enables our customer service representatives to become "solution providers" allowing single-call resolution of customer inquiries. Additionally LOGOS's convergent architecture allows each customer service representative to up-sell and cross-sell additional products and services to our customers.

     In the event that a customer is experiencing difficulty with a particular service, LOGOS has an extensive trouble ticket function that allows every user of the system to see in real-time that a trouble condition exists. Additionally, LOGOS electronically routes all trouble tickets to our network management and surveillance center for prompt resolution. LOGOS permits each user to see the resolution steps being taken with respect to a trouble ticket. We believe that our ability to timely track and resolve trouble events and keep both the customer and the customer service representative timely informed of its status provides us with a strategic advantage.

     In the event that a customer has an inquiry with respect to an invoice, LOGOS enables the customer service representative to view an identical image of that invoice and promptly take any necessary corrective action.

     Customer support personnel are required to complete an intensive formal in-house training program before interacting with customers and are required to participate in a continuing mentor program. Customer support personnel are expected to have a thorough knowledge of our services and to emphasize customer satisfaction. The compensation of support personnel is in part dependent upon the retention rate of their respective accounts. We have an established career path for our customer support personnel who over time gain responsibility for larger customers and management responsibilities.

     Our customer support department currently receives approximately 1,300 support calls per day. We also utilize four billing cycles per month, which helps ensure that customer service calls will be staggered throughout each month. As of March 1, 2000, we employed 68 people in customer support. We anticipate that we will continue to hire additional customer support personnel as the size of our customer base increases.

  BILLING

     We maintain within LOGOS all customer information, operational data, accounts receivable information, rating rules, rating tables and tax tables necessary for billing our customers. We collect and process on a daily basis all usage information from our own network and from the networks of third-party providers. The actual process of applying rating and taxing information to the millions of individual message units generated each month, and of generating invoice print files, is conducted by a third-party. Printing of invoices is conducted by a high-speed print shop. To optimize both cash flow and internal workflow, we currently utilize four billing cycles per month. Additional billing cycles will be added as dictated by customer growth. To ensure the quality of the billing process, we utilize strict quality control checks, including boundary and statistical variation testing, sample pricing matrices and direct sampling.

EMPLOYEES

     As of March 1, 2000, we had 667 employees. We also hire temporary employees and independent computer programmers as needed. In connection with our growth strategy, we anticipate hiring a significant number of additional personnel in sales and other areas of our operations by year-end 2000. Our employees are not unionized, and we believe our relations with our employees are good. Our success will continue to depend in part on our ability to attract and retain highly qualified employees.

COMPETITION

     We operate in the highly competitive telecommunications services industry. We believe that the traditional distinctions between the local, long distance, data, and Internet access markets and e.Commerce hosting providers are eroding. Both new competitors and the incumbent providers are beginning to offer bundled offerings similar to our own. The regional Bell operating companies and the operating subsidiaries of GTE and Sprint dominate the local services market. AT&T, MCI WorldCom and Sprint currently are the major competitors in the long distance market. Existing telecommunications companies, cable companies and newer companies such as Internet service providers and both national and regionally based DSL providers and e.Commerce hosting providers compete in the market to provide data and Internet services. We do not have a significant market share in any segment of the market, and many of our existing and potential competitors have financial resources significantly greater than our own.

     Competition for our products and services is based on price, actual and perceived quality, reputation, name recognition, network reliability, service features, billing services and responsiveness to customers' needs. Implementation of the Telecommunications Act of 1996 and the related trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to us. The Telecommunications Act was designed to eliminate most barriers to local competition and to permit the regional Bell operating companies, if they demonstrate compliance with certain pro-competitive conditions, to provide long distance services.

     Our primary competitors in local service markets are regional Bell operating companies, such as Bell Atlantic in the New England region, or one of the operating subsidiaries of GTE or Sprint. These carriers, called incumbent local exchange carriers, provide dedicated and local telephone services to most telephone subscribers within their respective service areas. These providers have long-standing relationships with customers and regulatory authorities at the federal and state levels.

     If future regulatory or court decisions afford incumbent local exchange carriers increased rates for access or interconnection services, greater pricing flexibility, the ability to refuse to offer particular services or network elements on an unbundled basis, or other regulatory relief, such decisions could have a material adverse effect on us.

     In addition, as permitted by the Telecommunications Act, AT&T, MCI WorldCom and Sprint, the major competitors in the long distance market, each have begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of other providers' services. New competitive local exchange carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks and both national and regional DSL providers also seek to compete in the local services market. These entities, upon entering into appropriate interconnection agreements or resale agreements, may offer single-source local, long distance, DSL, VoDSL and e.Commerce hosting services similar to those that we offer or propose to offer.

     Significant competition in the long distance market is expected to be provided by incumbent local exchange carriers, including the regional Bell operating companies. Prior to enactment of the Telecommunications Act, a federal court order known as the modified final judgement prohibited regional Bell operating companies from providing long distance service that originated, or, in certain cases, terminated, in one of its in-region states, with several limited exceptions. The limitations imposed on the regional Bell operating companies by the modified final judgement will be lifted for each affected company if and when it has satisfied certain statutory conditions specified in the Telecommunications Act. The process for demonstrating compliance with the statutory 14 point checklist of pro-competitive actions includes approval by the relevant state regulatory authority and the FCC. To date, only Bell Atlantic-New York has succeeded in obtaining approval from the state regulatory authority and the FCC. As each regional Bell operating company is allowed to offer widespread in-region long distance services, both the regional Bell operating company and the largest long distance providers will be in a position to offer single-source local and long distance service. Our success will depend upon our ability to provide high-quality services at prices generally competitive with, or lower than, those charged by our competitors.

     Although we believe small and medium-sized business customers are not aggressively targeted by large companies such as AT&T, MCI WorldCom and Sprint, our customers and potential customers may be targeted by these or other providers in the future.

     Additional pricing pressure may come from carriers providing services through Internet protocol transport, a packet-switched technology that currently can be used to provide voice and data services at a cost that may be below that of traditional circuit-switched local and long distance service. Although this service currently is not regarded as comparable to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service and put pricing pressure on long distance rates. Any reduction in long distance prices may have a material adverse effect on our results of operations.

     We will also face competition from fixed and mobile wireless services providers. The FCC has authorized cellular, personal telecommunications services and other providers to offer wireless services to both fixed and mobile locations. These providers can offer wireless local loop service and other services to fixed locations, such as office and apartment buildings, in direct competition with us and existing providers of traditional wireless telephone service.

     In addition, FCC rules went into effect in February 1998 that make it substantially easier for many foreign telecommunications companies to enter the U.S. market, thus potentially further increasing the number of competitors.

     The market for data communications and Internet access services also is extremely competitive. There are no substantial barriers to entry, and we expect that competition will intensify in the future. Our success in selling these services will depend heavily upon our ability to provide high-quality Internet connections at competitive prices.

                             GOVERNMENT REGULATION

OVERVIEW

     Our communications common carrier services are subject to regulation by federal, state and local government agencies. Most data and Internet services are not subject to regulation, although telecommunications services used for access to the Internet are regulated. Through our operating subsidiary, we hold various federal, state and local regulatory authorizations for our regulated service offerings. The FCC exercises jurisdiction over our facilities and services to the extent those facilities are used to provide, originate or terminate interstate domestic or international common carrier communications. State regulatory commissions retain jurisdiction over carriers' facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks are also subject to numerous local regulations such as building codes, franchises, and rights-of-way licensing requirements. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. We cannot predict the results of any changes.

FEDERAL REGULATION

     The FCC regulates us as a non-dominant communications common carrier. Our interstate domestic and international services are not subject to significant federal regulation, although we are required to file tariffs with the FCC for our common carrier services. We have obtained authority from the FCC to provide international services between the United States and authorized foreign countries. The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

     The FCC's role with respect to local telephone competition arises principally from the federal Telecommunications Act of 1996, which became effective on February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition. However, state and local governments retain authority over significant aspects of the provision of intrastate toll and local telecommunications. The Telecommunications Act imposes a variety of new duties on local exchange carriers, in order to promote competition in local exchange and access services. Where we provide local services, we will be required to:

     - complete calls originated by competing carriers on a reciprocal basis

     - permit resale of services

     - permit users to retain their telephone numbers when changing carriers

     - provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     Incumbent local exchange carriers, such as the regional Bell operating companies and affiliates of GTE and Sprint, are also subject to additional requirements. These duties include obligations of the incumbent local exchange carriers to:

     - interconnect their networks with competitors

     - offer co-location of competitors' equipment at their premises

     - make available elements of their networks (including network facilities, features and capabilities) on non-discriminatory, cost-based terms

     - offer wholesale versions of their retail services for resale at discounted rates.

     Collectively, these requirements recognize that local exchange competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent local exchange carrier networks. Failure to achieve such interconnection arrangements could have an adverse impact on our ability or that of other entities to provide competitive local exchange services. Under the Telecommunications Act, incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. In addition, the FCC has adopted more specific rules to implement these requirements. The U.S. Supreme Court affirmed the authority of the FCC to establish rules governing interconnection. We believe that additional disputes regarding interconnection issues and other related FCC actions are likely. In particular, the U.S. Supreme Court remanded to the FCC issues regarding what unbundled elements the FCC will require incumbent local exchange carriers to make available to competitors. On November 5, 1999, the FCC released a decision modifying the list of unbundled network elements that all incumbent local exchange carries must offer to other carriers. This decision is under reconsideration before the FCC and on appeal at the D.C. Circuit Court of Appeals. We cannot predict the outcome of either proceeding. An adverse decision could affect our local service product offerings.

     The Telecommunications Act also eliminates previous prohibitions on the provision of long distance services by the regional Bell operating companies and GTE's telephone operating company subsidiaries. The regional Bell operating companies are permitted to provide long distance service outside those states in which they provide local exchange service, known as "out-of-region long distance service," upon receipt of any necessary state and federal regulatory approvals that are otherwise applicable to the provision of intrastate or interstate long distance service. Under the Telecommunications Act, the regional Bell operating companies will be allowed to provide long distance service within the regions in which they also provide local exchange service, known as "in-region service", on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of requirements intended to open local telephone markets to competition.

     When determining whether to approve the application of a regional Bell operating company, the FCC must consult with the Department of Justice and the respective state commission for which the regional Bell operating company is requesting expanded regional long distance authority. To date, when notified that the regional Bell operating company in their state intended to file an application with the FCC, state commissions have investigated the regional Bell operating company's compliance in order to provide the FCC with an opinion when requested. The New York Public Service Commission found that Bell
Atlantic -- New York had complied with the necessary statutory requirements for in-region authority. On December 22, 1999, the FCC granted Bell Atlantic -- New York's application to provide long distance service to New York customers. Bell Atlantic currently has a pending petition before the Massachusetts Department of Telecommunications and Energy. If the Massachusetts Department of Telecommunications and Energy determines that Bell Atlantic has satisfied the statutory requirements, Bell Atlantic will seek approval from the FCC. Bell Atlantic -- New York is now able to offer integrated local and long distance services in New York, which may give Bell Atlantic a significant competitive advantage in marketing those services to their existing local customers.

     The Telecommunications Act imposes restrictions on the regional Bell operating companies in connection with their entry into certain portions of the in-region long distance services market. Among other things, for the first three years, unless this time period is extended by the FCC, the regional Bell operating companies must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employees. In addition, affiliate transactions with these subsidiaries must be conducted on a non-discriminatory basis.

     An increasingly important element of providing competitive services is the ability to offer customers high-speed broadband local connections. The FCC is considering a proposal that would allow incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not be made available to us or other competitors. AT&T is entering into arrangements with and acquiring cable companies to use their local networks for broadband telecommunications, and several cable companies are offering broadband Internet access over their network facilities. If we are unable to meet future demands of our customers for broadband local access services on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

     The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic and DSL services. Those access rates make up a significant portion of the cost of providing such services. The FCC has implemented changes in interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. On May 21, 1999, the U.S. Court of Appeals (D.C. Circuit) sent the access rate formula back to the FCC for further explanation regarding how certain factors were calculated. These and related actions may change access rates. If the formula is upheld, and access rates are reduced, the result will be a lower cost of providing long distance service, especially to business customers. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like us pay fees calculated as a percentage of their revenues to support these goals. The full implications of these changes also remain uncertain and subject to change.

     In addition, the FCC and the states are considering related questions regarding the applicability of access charge and universal service fees to Internet service providers. Currently, Internet service providers are not subject to traditional access charges. Many incumbent local exchange carriers and other parties have argued that access charges should be imposed on such traffic. The FCC has not ordered Internet service providers to pay access charges, but it is considering a variety of issues related to Internet and data services, and we cannot predict how the FCC or the states may decide such issues. If the FCC or state regulators decide to change rate structures for the services we employ in a way that affects our services disproportionately to the comparable services offered by competing carriers, such action could have a material adverse affect on our business.

     In conjunction with its interconnection decisions, the FCC has granted incumbent local exchange carriers additional flexibility in pricing their interstate special and switched-access services on a central office-specific basis. Under this pricing scheme, incumbent local exchange carriers may establish pricing zones based on access traffic density and charge different prices for central offices in each zone. We anticipate that the FCC will grant incumbent local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. The potential impact of such pricing flexibility on us and other competitors is unclear at this time.

STATE REGULATION

     We provide intrastate common carrier services and are subject to various state laws and regulations. Most public utility commissions require some form of certification or registration. We must acquire such authority before commencing service. In most states, we are also required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various reporting and record-keeping requirements in these states.

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence of significant debt obligations.

     States generally retain the right to sanction a carrier or to revoke certification if a carrier violates relevant laws or regulations. If any state regulatory agency were to conclude that we are or were providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services.

     We hold authority to provide intrastate long distance in all states except Alaska and are in the process of obtaining intrastate toll authority in Alaska.

     We have authority to provide competitive local exchange service in California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee and Vermont. We have applications pending to provide resold and network- based competitive local exchange services in several other states, including Virginia, Delaware and Washington, D.C. There can be no assurance that we will receive the authorizations we seek currently or in the future.

LOCAL INTERCONNECTION

     The Telecommunications Act imposes a duty upon all incumbent local exchange carriers to negotiate in good faith with potential interconnectors to provide interconnection to their networks, exchange local traffic, make unbundled network elements available and permit resale of most local services. In the event that negotiations do not succeed, we have a right to seek state public utility commission arbitration of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to Federal courts. We may experience difficulty in obtaining timely incumbent local exchange carriers implementation of local interconnection agreements, and we can provide no assurance we will offer local services in these areas in accordance with our projected schedule, if at all. We have entered into interconnection agreements with Bell Atlantic of Massachusetts, New Hampshire, New York and Rhode Island, Southern New England Telephone of Connecticut, and Bell South of Florida and Georgia. We have begun to negotiate similar agreements in the other states where we have obtained status as a competitive local carrier and anticipate obtaining the necessary interconnection agreements for our targeted mid-Atlantic states by August 1, 2000.

LOCAL GOVERNMENT AUTHORIZATIONS

     For construction of our local networks, we are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic networks using municipal rights-of-way. In some municipalities, we may be required to pay license or franchise fees based on a percentage of gross revenue or on a per linear foot basis, as well as post performance bonds or letters of credit. We can provide no assurance that we will not be required to post bonds or letters of credit in the future.

     In many markets, the incumbent local exchange carrier does not pay these franchise fees or pays fees that are substantially less than those that we will be required to pay. To the extent that competitors do not pay the same level of fees as we do, we could be at a competitive disadvantage. The Telecommunications Act provides, however, that any compensation extracted by states and localities for use of public rights-of-way must be fair and reasonable, applied on a competitively neutral and nondiscriminatory basis and be publicly disclosed by the government entity.

                                SEGMENT RESULTS

     Certain segment results are incorporated herein by reference from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Segment Results."

ITEM 2. PROPERTIES

PROPERTIES

     Our corporate headquarters are located in a 39,500-square foot facility in Quincy, Massachusetts. We lease the Quincy facility from a realty trust whose beneficiaries are Robert T. Hale and Robert T. Hale, Jr., each of whom is an executive officer, director and significant stockholder of Network Plus. Also, we are currently negotiating a long-term lease for our 80,000-square foot Randolph, Massachusetts facility with a company wholly owned by Messrs. Hale and Hale, Jr. We lease additional sales offices and switching facilities. Our facilities are not segregated by the reportable segments identified in Item 7 of this report. The aggregate amount we paid under our leases in 1999 was approximately $3.1 million. Although our facilities are adequate at this time, we believe that we will be required to lease additional facilities, including additional sales offices and switching facilities, as a result of anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are a party to routine litigation and proceedings in the ordinary course of its business. We are not aware of any current or pending litigation to which we are or may be a party that we believe could have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides certain information regarding our executive officers, including their ages, as of March 9, 2000:

NAME                                   AGE                          POSITIONS
----                                   ---                          ---------
Robert T. Hale.......................  61    Chairman of the Board of Directors
Robert T. Hale, Jr. .................  33    Chief Executive Officer, President and Director
James J. Crowley.....................  35    Executive Vice President, Chief Operating Officer,
                                             Secretary and Director
George C. Alex.......................  40    Executive Vice President, Chief Financial Officer and
                                             Treasurer

     ROBERT T. HALE is one of our co-founders and has served as chairman of our board of directors since our inception in 1990. Mr. Hale is a founding member of the Telecommunications Resellers Association and has served as chairman of its Carrier Committee since 1993 and served as chairman of its board from May 1995 to May 1997. Mr. Hale was president of Hampshire Imports, the original importer of Laura Ashley Womenswear to the United States and a manufacturer of exclusive women's apparel, from 1968 to 1992.

     ROBERT T. HALE, JR., is one of our co-founders and has served as chief executive officer, president and a director since our inception in 1990. He was employed by U.S. Telecenters, a sales agent for NYNEX Corporation, from 1989 to 1990 and as a sales representative at MCI from 1988 to 1989.

     JAMES J. CROWLEY has served as executive vice president since 1994 and became chief operating officer, secretary and a director in July 1998. He was an attorney at Hale and Dorr LLP, a Boston law firm, from 1992 to 1994.

     GEORGE C. ALEX has served as executive vice president, chief financial officer and treasurer since February 1999. From 1997 to 1998, Mr. Alex served as the managing director and head of the telecommunications practice at Prudential Securities. From 1994 to 1997, Mr. Alex was a director for Smith Barney where he was responsible for clients in the emerging telecommunications sector.

     Officers serve at the discretion of the board of directors. Robert T. Hale, Jr. is the son of Robert T. Hale. There are no other family relationships among our executive officers and directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on June 30, 1999, under the symbol "NPLS". The following table sets forth for the indicated periods the high and low sale prices of our common stock as reported by the Nasdaq National Market.

                                                              HIGH      LOW
                                                              ----      ---
1999
  June 30, 1999............................................  $30.56    $20.75
  Third Quarter............................................  $25.13    $12.00
  Fourth Quarter...........................................  $21.50    $10.00
2000
  First Quarter (through March 28, 2000)...................  $62.63    $19.13

     As of March 1, 2000, there were 55,069,441 shares of common stock issued and outstanding and held of record by 51 stockholders and no shares of preferred stock issued or outstanding. The number of stockholders of record does not include stockholders holding their shares in "street name" or through broker or nominee accounts.

DIVIDEND POLICY

     On September 2, 1998, we paid a dividend to the holders of our common stock, Robert T. Hale and Robert T. Hale, Jr., in the aggregate amount of $5.0 million, of which approximately $1.9 million was reinvested by Mr. Hale, Jr. in the form of a loan to us. Excluding such dividends, in each of 1998 and 1999 we paid an aggregate of $3,000 in dividends to enable the holders of our common stock to pay taxes and related tax preparation expenses in respect of income allocated to them as a result of our former status as an S corporation. We have not paid any dividends since our initial public offering in June 1999.

     For the foreseeable future we intend to retain our earnings for our operations and the expansion of our business and do not expect to pay dividends on our common stock. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other factors, our earnings, financial condition, capital requirements and general business outlook at the time payment is considered. In addition, our ability to pay dividends will depend upon the amount of distributions, if any, received from Network Plus, Inc. or any of our future operating subsidiaries. Our credit facility does, and any future indebtedness incurred by us may, restrict our ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 30, 1999, we issued 155,039 shares of Common Stock to InfoHouse Inc., a New York corporation ("InfoHouse"), in partial consideration of our acquisition of substantially all of the assets of InfoHouse.

     The securities issued in the foregoing transaction were offered and sold in reliance upon exemptions set forth in Sections 3(b) and 4(2) of the Securities Act, or Regulation D promulgated thereunder, relating to sales by an issuer not involving a public offering. No underwriters or placement agents were involved in the foregoing issuance of securities.

USE OF PROCEEDS

     In connection with our initial public offering of Common Stock, the effective date of our registration statement on Form S-1 under the Securities Act of 1933 (No. 333-79479) was June 29, 1999.

     During the quarter ended December 31, 1999, we used the net proceeds from our initial public offering as follows:

     Purchase and installation of property and equipment           $12,200,000

     Working capital                                               $15,700,000

     All amounts shown in the table above are estimates.

     The remaining net proceeds were invested in short-term financial instruments.

     None of such uses involved direct or indirect payments to directors or officers of Network Plus or their associates, 10% stockholders of Network Plus, or affiliates of Network Plus.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present our selected consolidated financial data for the years ended December 31, 1995 through 1999. The statement of operations, cash flows and balance sheet data for the years ending December 31, 1995 through 1999 have been derived from financial statements, including those included elsewhere in this report. For periods prior to our formation in July 1998, the financial data reflect the financial statements of Network Plus, Inc., our wholly owned subsidiary, as it was our sole operating entity.

     We believe that EBITDA is a useful financial performance measure for comparing companies in the telecommunications industry in terms of operating performance, leverage and ability to incur and service debt. EBITDA provides an alternative measure of cash flow from operations. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), net cash provided by (used for) operating activities or other consolidated income or cash flow statement data presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA does not reflect working capital changes and includes non-interest components of other income (expense), most of which are non-recurring. These items may be considered significant components in understanding and assessing our results of operations and cash flows. EBITDA may not be comparable to similarly titled amounts reported by other companies.

     Long-term obligations consist of long-term debt and capital lease obligations, long-term note payable to stockholder long-term obligations and other long-term liabilities.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1995      1996      1997       1998       1999
                                              ----      ----      ----       ----       ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $49,024   $75,135   $98,209   $105,545   $152,520
Costs of services..........................   35,065    57,208    78,106     78,443    122,664
Selling, general and administrative........   17,697    19,230    25,704     29,426     51,709
Depreciation and amortization..............      276       533       994      2,037      8,564
                                             -------   -------   -------   --------   --------
Operating loss.............................   (4,014)   (1,836)   (6,595)    (4,361)   (30,417)
Interest income............................      202        95        86        395      1,896
Interest expense...........................      (40)     (313)     (557)    (1,474)    (3,804)
Other income, net..........................    7,859     3,529     3,917        151        432
Provision for income taxes.................     (312)      (60)      (42)       906       (961)
                                             -------   -------   -------   --------   --------
Net income (loss)..........................  $ 3,695   $ 1,415   $(3,191)  $ (4,383)  $(32,854)
                                             =======   =======   =======   ========   ========
Preferred stock dividends and accretion....       --        --        --     (2,005)   (10,725)
Net income (loss) applicable to common
  stockholders.............................  $ 3,695   $ 1,415   $(3,191)  $ (6,388)  $(43,579)
                                             =======   =======   =======   ========   ========
Net income (loss) per share applicable to
  common stockholders -- basic and
  diluted..................................  $  0.08   $  0.03   $ (0.07)  $  (0.14)  $  (0.87)
                                             =======   =======   =======   ========   ========
Weighted average shares outstanding --basic
  and diluted..............................   45,333    45,333    45,333     45,333     49,969
                                             =======   =======   =======   ========   ========

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1995       1996      1997        1998        1999
                                           ----       ----      ----        ----        ----
                                                             (IN THOUSANDS)
OTHER FINANCIAL DATA:
Capital expenditures....................  $   860    $2,135    $ 3,363    $ 10,919    $ 94,264
EBITDA..................................    4,121     2,226     (1,684)     (2,173)    (21,421)
Net cash provided by (used for)
  operating activities..................    2,463      (322)       184     (10,768)      3,702
Net cash provided by (used for)
  investing activities..................     (184)     (644)    (6,924)     (1,402)    (51,221)
Net cash provided by (used for)
  financing activities..................   (1,903)    1,596      6,004      22,800      78,353

                                                                          DECEMBER 31,
                                                        -------------------------------------------------
                                                         1995      1996      1997       1998       1999
                                                         ----      ----      ----       ----       ----
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............................  $ 1,673   $ 2,303   $ 1,567   $ 12,197   $ 43,031
Current assets........................................   16,441    19,771    28,521     31,050     76,292
Property and equipment, net...........................    1,507     3,075     6,957     15,822    101,944
Working capital (deficit).............................    2,369     1,621    (3,128)    16,168      9,872
Total assets..........................................   18,005    22,915    35,581     48,868    185,972
Long-term obligations.................................       11       664     3,623      5,072     30,271
Redeemable series A preferred stock...................       --        --        --     35,146         --
Redeemable     % series A cumulative convertible
  preferred stock.....................................       --        --        --         --         --
Total stockholders' equity (deficit)..................    3,922     4,101       309     (6,723)    89,281

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements, the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this prospectus contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with our expansion plans and other factors discussed below under "Certain Factors That May Affect Future Results" and elsewhere in this report.

     For periods prior to our formation in July 1998, the financial data reflect the financial statements of Network Plus, Inc., our wholly owned subsidiary, as it was our sole operating entity.

OVERVIEW

     We began operations in 1990 as an aggregator of AT&T long distance services, reselling AT&T-branded products primarily to small and medium-sized businesses. While we were an aggregator of AT&T services, our customers were billed and serviced by AT&T. We derived profits through 1993 by obtaining volume discounts on bulk purchases of long distance services from AT&T and passing along a portion of these discounts to our customers.

     In 1993, we entered into an agreement with Sprint Communications and in 1994 began to resell Sprint telecommunications services. As a reseller of Sprint, we began provisioning, servicing and billing customers under the Network Plus name. Volume discounts offered by Sprint enabled us to offer low-cost, high-quality, long distance services at favorable rates to our customers. In addition, by servicing our own customers, we were better able to meet their needs and control costs.

     In mid-1996, in addition to provisioning customer traffic on Sprint's network, we initiated the deployment of our long distance network. In so doing, we began operating as a switch-based provider, switching customer traffic on our own facilities, which we refer to as on-net traffic. Since 1997, we have also leveraged our long distance network to sell wholesale services for international traffic. Our decision to deploy switches was based on economic efficiencies resulting from customer concentration and traffic patterns. Installation of telephone switches was completed in Quincy, Massachusetts in June 1996, Orlando in November 1997 and Chicago and Los Angeles in March 1999.

     In mid-1998, we began offering off-net local exchange services. In mid-1999, we began the deployment of an integrated local, VoDSL and DSL network, including customer premise equipment, unbundled network elements, co-locations located in the central offices of incumbent local exchange carriers as well as carrier access hotels, class 5 switches, gateway and long distance switches, digital subscriber line access multiplexers, or DSLAMs, Internet protocol-based routers and switches, application servers, asynchronous transfer mode, or ATM, switches, synchronous optical network, or SONET, fiber rings and dense wave division multiplexing, or DWDM, optronics for high capacity and high density transmission. Installation of local telephone switches was completed in Cambridge, Massachusetts in May 1999, New York City in August 1999, Miami in December 1999 and Atlanta in March 2000.

     In mid-1998, we entered into two 20-year indefeasible right-of-use agreements for approximately 625 route miles of fiber optic cable in the northeast, representing 1,830 digital fiber miles. Deployed in a redundant SONET topology, this fiber optic cable acts as the backbone connecting our northeast switching nodes, e.Commerce data centers and co-location footprint. Additionally, this fiber connects major markets throughout New England and the New York metropolitan area including New York City, White Plains, Stamford, New Haven, New London, Providence, Boston, Nashua, Springfield and Worcester.

     In late-1999, we entered into a 20-year indefeasible right-of-use agreement for approximately 2,200 route miles of fiber optic cable, representing 9,106 digital fiber miles. When fully deployed and activated in a redundant SONET topology, this fiber optic cable will act as the backbone connecting our southeast switching nodes, e.Commerce data centers and co-location footprint. Additionally, this fiber will connect major markets throughout the southeast including Atlanta, Marietta, Roswell, Norcross, Miami, Ft. Lauderdale, Boca Raton, West Palm Beach, Pompano Beach, Boyton Beach, Delray Beach and Deerfield Beach.

     In 1999, through our acquisition of InfoHouse, we began offering both web and managed server hosting services. We have deployed 27,000 square feet of carrier class e.Commerce data center space and 20,000 square feet of e.Commerce "edge" data center space located in incumbent local exchange carriers' central offices. By year-end 2000 we expect to expand to 116,000 square feet of carrier class space in six geographically diverse e.Commerce data centers and to 41,000 square feet of "edge" data center space.

     Our strategic initiatives include expanding our local, VoDSL, DSL and e.Commerce data center network and migrating traffic onto that network. These new services and our network expansion require significant investment in network infrastructure and personnel, including expenses to hire and train new personnel. We intend to continue to add services to maintain and enhance our position as an integrated telecommunications provider and enabler of broadband VoDSL and e.Commerce hosting services to small and medium-sized businesses. We believe the expansion of our service offerings will improve customer retention and market share, while simultaneously reducing overall transmission costs and improving margins.

     We sell our services through a direct sales force, an agency sales force and an international wholesale sales force. As we expand our network facilities, we intend to increase our direct sales force to approximately 400 members by year-end 2000. The investment in the sales force, the expansion of the existing network and the addition of new and enhanced services will require significant expenditures. We will incur a substantial portion of these expenses before we realize related revenues. As we undertake these expansion plans and our revenue base grows, we anticipate future periods of operating losses and negative cash flows from operations.

COMPARISON OF 1998 AND 1999

     REVENUES. Revenues increased $47.0 million, or 45%, to $152.5 million in 1999 from $105.5 million in 1998. The increase was primarily due to a 35% increase in long distance revenues, which represent 89% of total revenues for the period, resulting from services to new customers and increased revenues from existing customers. Revenues generated from international wholesale traffic which results from excess capacity on our long distance switches represent 70% of the increase in revenues for the period. The resale of local service contributed $13.6 million in revenues for the period, representing 27% of the increase in total revenues for the period. We operate in a competitive market for long distance service, which has experienced price erosion of the average rate per minute from the prior year. We expect this price trend to continue in the future.

     COSTS OF SERVICES. Costs of services increased $44.2 million, or 56%, to $122.7 million in 1999 from $78.4 million in 1998. As a percentage of revenues, costs of services increased to 80% for 1999 from 74% for 1998. The increase was primarily due to the increased volume of international wholesale traffic, which has higher origination, transport and termination costs as compared to other long distance traffic. In addition, we maintain rate agreements with various local and long distance carriers for access, termination and transport which are continually reviewed and negotiated based on changes in volume and types of traffic. These changes to rate agreements may result in credits for costs associated with prior traffic or reductions in current costs based on the mix of traffic and rate. Cost of services is currently comprised exclusively of carrier costs to originate, transport and terminate traffic for our network switches. As the deployment of the local network continues and the facilities become operational the costs associated with the co-location facilities including rent and access charges will be reflected in cost of services. These costs are generally fixed and will result in fluctuations in margin in the future as a result of costs incurred for capacity which is not immediately utilized in these co-locations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $22.3 million, or 76%, to $51.7 million for 1999 from $29.4 million for 1998. As a percentage of revenues, selling, general and administrative expenses increased to 34% for 1999 from 28% for 1998. We employed 577 people at December 31, 1999, compared with 403 at December 31, 1998, resulting in a 63% increase in payroll and related expenses. The sales organization increased by 19 people for the period, and we added 83 people to support the build-out of our local network. Other selling, general and administrative expenses increased as a result of our growth in revenues and the expansion of the infrastructure to support future growth. Costs associated with the co-location facilities including rent and access charges for facilities which are not fully deployed are included in selling, general and administrative expenses. When the facilities become operational the related costs are reclassified to costs of services. To date these costs have been immaterial.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $6.5 million, or 320%, to $8.6 million 1999 from $2.0 million for 1998. The increase is primarily due to additional local network facilities, fiber, computer and other telecommunications and data services equipment to support our network expansion. In particular the Cambridge, Massachusetts and New York City local switch equipment, the northeast fiber ring and the Los Angeles and Chicago long distance switches, which were put into service during 1999, began depreciating. We expect the depreciation and amortization expense to increase as we bring additional local network facilities on-line and as we make additional investments in our network and operational infrastructure.

     INTEREST. Interest expense net of interest income increased $829,000, or 77%, to $1.9 million for 1999 from $1.1 million for 1998. The increase is primarily due to interest paid on our capital lease obligations and outstanding balances on the line of credit. We expect interest expense to increase as a result of the continued financing of the local network buildout.

     NET LOSS AND NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS. As a result of the increases in revenues, operating expenses, depreciation and amortization, and net interest expense noted above, we incurred a net loss of $32.9 million for 1999 compared to $4.4 million in 1998.

     The effect of the preferred stock dividends of $10.7 million in 1999 and $2.0 million in 1998 resulted in net loss applicable to common stockholders in the years ended December 31, 1999 and 1998 of $43.6 million and $6.4 million, respectively.

     EBITDA. EBITDA was negative $21.4 million for the year ended December 31, 1999 compared to negative $2.2 million for the year ended December 31, 1998. This decline was due to the changes in revenues, network development, operations and selling, general and administrative expenses due to the rapid implementation of our local network and infrastructure to support future growth.

COMPARISON OF 1997 AND 1998

     REVENUES. Revenues increased 8% to $105.5 million for 1998 from $98.2 million for 1997. Revenues for 1997 included approximately $12.6 million from two customers with whom we did not do business in 1998. Exclusive of the revenue from these two former customers, revenue increased by 23% from period to period. The components of revenues in each year reflect our initiative to become a network-based services provider. In 1998, the revenue amounts also reflect the impact on sales of diverting financial, management and training resources towards the introduction of our local services. In 1998, on-net revenues and on-net billed customer minutes were 63% and 54%, respectively, of total revenues and minutes, as compared to 40% and 21%, respectively, in 1997.

     COSTS OF SERVICES. Costs of services for 1998 totaled $78.4 million, an increase of 0.4% from the $78.1 million incurred in the corresponding period in 1997. As a percentage of revenues, costs of services decreased to 74% in 1998 from 80% in 1997, reflecting the increase in on-net traffic, the reduced costs of carrying off-net traffic and a reduction in costs of originating and terminating traffic. Costs of originating and terminating traffic have declined in part as a result of provisions mandated by the Telecommunications Act of 1996. Finally, increased competition in the long distance telecommunications industry resulted in slightly lower pricing and margins in 1998, as compared to 1997.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 15% to $29.4 million for 1998 from $25.7 million for 1997, and increased as a percentage of revenues to 28% from 26% for the corresponding periods. Within selling, general and administrative expenses, the largest component is personnel and related expenses, which combines all wages and salaries, along with commissions earned by our sales force. These expenses increased by 26% from 1997 to 1998, reflecting an increase in the number of employees. In April 1998, we commenced our initiative to expand our 96-member sales force, and as of December 31, 1998 we had approximately doubled the size of the sales force. Other expenses within selling, general and administrative expenses increased as a result of our ongoing growth.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2.0 million for 1998 from $1.0 million for 1997, reflecting our network build out and capital additions for our internal computer systems.

     INTEREST. Interest expense, net of interest income, increased to $1.1 million for 1998 from $471,000 for 1997. This increase resulted from interest on capital leases entered into in the latter half of 1997 to finance network additions and internal computer systems, interest incurred related to notes payable entered into in December 1997, and additional interest related to higher levels of revolving credit borrowings in 1998, offset somewhat by interest earned on investments during the fourth quarter of 1998.

     OTHER INCOME (EXPENSE). Other income totaled $151,000 in 1998 and $3.9 million in 1997. The $3.9 million in 1997 principally related to warrants.

     In 1995, we transferred certain customers to whom we provided long distance and toll-free telecommunications services pursuant to certain AT&T resale contracts to Tel-Save Holdings. Concurrent with the transfer, our obligations to AT&T under the AT&T contracts were terminated without obligation or liability on our part. Prior to the time of this transaction, there was no value recorded in the financial statements related to these customers. In consideration of the transfer, we received four separate warrants to purchase a total of 1,365,000 shares of Tel-Save common stock at an exercise price of $4.67 per share (after reflecting stock splits through December 31, 1997). Each warrant vested separately based on the retail revenue generated by Tel-Save with respect to the transferred customers, which had to exceed specified levels for three consecutive months. The warrants expired at various dates through 1997. In addition to the warrant agreements, we were subject to a voting rights agreement whereby Tel-Save retained the right to hold and vote the stock until we informed Tel-Save that we wished to sell the stock. Upon receiving such notice from us, Tel-Save was obligated either to purchase the stock at the price offered by us or, alternatively, to deliver the common stock certificates to us.

     In 1996, we met the vesting requirements with respect to the first three warrants. We met the vesting requirement for the first warrant at the end of the third quarter of 1996, entitling us to purchase 600,000 shares of Tel-Save common stock. We exercised this warrant and sold the related common stock, which had previously been registered with the SEC, resulting in net proceeds and other income of $1.4 million in the third quarter of 1996.

     We met the vesting requirements with respect to the second and third warrants in November 1996. The second warrant entitled us to purchase 300,000 shares of Tel-Save common stock prior to January 8, 1997. The third warrant entitled us to purchase 150,000 shares of Tel-Save common stock prior to June 10, 1997. We valued warrants upon vesting at approximately $2.1 million using the Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5%, warrant lives reflecting the respective expiration periods, expected volatility of 50% and no dividend rate. At December 31, 1996, we had not yet exercised the warrants and we classified them as investments. The value of the warrants at

December 31, 1996 was the fair value recorded by us at the date of vesting. We recognized other income of $2.1 million related to the second and third warrants in the fourth quarter of 1996. On January 6, 1997, we exercised the second and third warrants and paid Tel-Save the total exercise price of $2.1 million.

     We met the vesting requirement with respect to the fourth warrant in June 1997, entitling us to purchase 315,000 shares of Tel-Save common stock. We valued the fourth warrant upon vesting at approximately $3.4 million using Black-Scholes valuation model. The significant assumptions in the valuation model were an interest rate of 5.1%, a warrant life reflecting the June 1997 expiration period, expected volatility of 50% and no dividend rate. On June 4, 1997, we exercised the warrant, paid Tel-Save the exercise price of $1.5 million and recorded other income of approximately $3.4 million.

     On November 7, 1997, Tel-Save filed a registration statement with the SEC, listing us as a selling shareholder with respect to 765,000 shares (the total shares purchased by us, after reflecting stock splits, under the second, third and fourth warrants). Following the registration of the common stock, we intended to immediately sell the shares of Tel-Save, which had a market value of approximately $16.6 million at that date, as we had done previously with respect to the shares acquired upon exercise of the first warrant. Accordingly, all activities necessary for the transfer of the certificates were completed, and we issued a demand to Tel-Save for the common stock certificates or, alternatively, requested that Tel-Save purchase the shares. Throughout the remainder of the fourth quarter, Tel-Save refused to deliver the common stock certificates to us.

     In order to take physical possession of the Tel-Save common stock certificates, we filed a lawsuit against Tel-Save in January 1998. On June 24, 1998, the parties signed a settlement agreement pursuant to which we received a total of $9.5 million from Tel-Save. As part of the settlement, all 765,000 shares were either returned to or repurchased by Tel-Save. Following the June 1998 settlement, there are no continuing obligations between the parties. Accordingly, we valued our investment in Tel-Save at December 31, 1997 at the final negotiated payment. This settlement resulted in approximately $422,000 of other income, recorded in the fourth quarter of 1997.

     INCOME TAXES. In 1998, net income tax credits of $906,000 were recorded. In September 1998, we converted from an S corporation to a C corporation, and a $480,000 provision for deferred taxes was recorded to reflect the change in status. Offsetting this provision were tax credits recorded at statutory rates for both federal and state taxes. Prior to conversion, income taxes were provided solely for state tax purposes. State income taxes in 1997 totaled $42,000.

     NET INCOME (LOSS) AND NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS. As a result of the increases in revenues, operating expenses, depreciation and amortization, and net interest expense noted above, we incurred a net loss of $4.4 million in 1998, compared to a net loss of $3.2 million in 1997.

     In 1998, we accrued dividends to be paid in the form of additional shares of series A preferred stock totaling $1.8 million and recorded $191,000 of accretion of offering expenses and discount on this preferred stock. The resulting net loss applicable to common stockholders in 1998 was $6.4 million.

     EBITDA. EBITDA decreased to negative $2.2 million for 1998 from negative $1.7 million for 1997. This decline was due to income in 1997 related to the Tel-Save warrants, offset by increases resulting from changes in revenues, network development, operations and selling, general and administrative expenses discussed above.

SEGMENT RESULTS

     We have two reportable segments which management operates as distinct market segments delineated by the customer base to whom services are provided. The two customer base segments are: retail telecommunications and data services, and wholesale telecommunications. We measure and evaluate our reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services, including voice and data transport, and enhanced and custom calling features. In this segment, we focus on selling these services to end user customers, such as businesses and residences. The wholesale telecommunications segment provides international transport and termination services. We focus this segment on selling these services to large telecommunication carriers who utilize our excess capacity to provide telephone voice services to their customers.

                                                           1997       1998       1999
                                                          -------   --------   --------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Revenues:
  Retail telecommunications and data services...........  $95,338   $ 75,506   $ 89,758
  Wholesale telecommunications..........................    2,871     30,039     62,762
                                                          -------   --------   --------
Total revenues..........................................  $98,209   $105,545   $152,520
                                                          =======   ========   ========
Costs of services:
  Retail telecommunications and data services...........  $75,534   $ 51,371   $ 65,255
  Wholesale telecommunications..........................    2,572     27,072     57,409
                                                          -------   --------   --------
Total costs of services.................................  $78,106   $ 78,443   $122,664
                                                          =======   ========   ========

QUARTERLY RESULTS

     The following tables set forth certain unaudited financial data for each of the quarters in 1998 and 1999. This information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this quarterly information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. Income taxes are included in other income (expense), net.

                                                                   QUARTER ENDED
                                                   ----------------------------------------------
                                                   MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                     1998         1998        1998         1998
                                                   ---------    --------    ---------    --------
                                                                    (UNAUDITED)
                                                                   (IN THOUSANDS)
Revenues.........................................   $25,202     $27,103     $ 27,283     $ 25,957
Costs of services................................    18,836      19,992       20,406       19,209
Selling, general and administrative..............     5,544       6,391        8,164        9,327
Depreciation and amortization....................       468         483          498          588
                                                    -------     -------     --------     --------
Operating income (loss)..........................       354         237       (1,785)      (3,167)
Interest income..................................         3           9           50          333
Interest expense.................................      (285)       (293)        (203)        (693)
Other income (expense), net......................        12        (109)        (264)       1,418
                                                    -------     -------     --------     --------
Net income (loss)................................   $    84     $  (156)    $ (2,202)    $ (2,109)
                                                    =======     =======     ========     ========

                                                                   QUARTER ENDED
                                                   ----------------------------------------------
                                                   MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                     1999         1999        1999         1999
                                                   ---------    --------    ---------    --------
                                                                    (UNAUDITED)
                                                                   (IN THOUSANDS)
Revenues.........................................   $33,581     $36,313     $ 39,381     $ 43,244
Costs of services................................    26,546      29,771       31,851       34,496
Selling, general and administrative..............    10,716      12,404       12,983       15,606
Depreciation and amortization....................       984       1,844        2,386        3,349
                                                    -------     -------     --------     --------
Operating income (loss)..........................    (4,665)     (7,706)      (7,839)     (10,207)
Interest income..................................       141          21          929          805
Interest expense.................................      (521)       (795)        (987)      (1,502)
Other income (expense), net......................       274         (21)      (2,608)         231
                                                    -------     -------     --------     --------
Net income (loss)................................   $(4,771)    $(8,459)    $(10,505)    $(10,673)
                                                    =======     =======     ========     ========

     We could experience quarterly variations in revenues and operating income
(loss) as a result of many factors, including:

     - the introduction of new services by us

     - actions taken by competitors

     - the timing of the acquisition or loss of customers

     - the timing of additional selling, general and administrative expenses incurred to acquire and support new or additional business

     - changes in our revenue mix among our various service offerings.

Many of the factors that could cause such variations are outside of our control. We plan our operating expenditures based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter could adversely affect our operating results for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1994, we operated solely as an aggregator of AT&T services and funded our growth principally with cash provided from operating activities. In 1994, we became a reseller of Sprint services, requiring additional funding to support the development of an infrastructure to support provisioning, billing and servicing of customers billed under the Network Plus name. We financed cash requirements in 1994 and 1995 primarily by cash credits received in 1993 and 1994 under AT&T promotions and by transfers of AT&T contracts and customers to other telecommunications companies in 1995.

     In 1996, we further expanded our infrastructure and began to deploy our own network. To support 1996 cash requirements, we entered into a $7.0 million revolving credit agreement and $1.0 million term loan with a bank to allow for our initial purchase of network facilities, and entered into a financing transaction involving the sale and lease back of the Quincy switch. Cash flows in 1996 were supplemented by the exercise of Tel-Save warrants and the subsequent sale of the underlying common stock.

     In 1997, we continued to expand our network and infrastructure. In addition, we expended $3.6 million to exercise additional warrants for common stock of Tel-Save. We met cash needs in 1997 through the addition of capital leases, including a financing transaction involving the sale and lease back of our Quincy, Massachusetts and Orlando switches, the use of a revolving credit facility, the refinancing of a portion of our accounts payable to Sprint into a short-term promissory note and receipt of loans totaling $1.8 million from our stockholders. In May 1998, we entered into a $23.0 million revolving credit agreement with Fleet National Bank. Borrowings under this line were used to repay the Sprint note and the stockholder loan.

     In September 1998, we issued 40,000 units consisting of shares of 13.5% series A cumulative preferred stock due 2009 and warrants, resulting in net proceeds to us of $37.5 million. The proceeds were used to repay all amounts owed under the May 1998 Fleet revolving credit facility, and the excess funds were invested in cash equivalents.

     In October 1998, we entered into a loan agreement with Goldman Sachs Credit Partners, an affiliate of Goldman Sachs, and Fleet. This senior credit facility has a term of 18 months and is secured by our assets. Up to $60.0 million is available based upon formulas using accounts receivables and collections. Interest is payable monthly at one percent above the prime rate. This facility requires us, among other things, to meet minimum levels of revenues and EBITDA and debt to revenue ratios. As of December 31, 1999, there were no borrowings under this line.

     In December 1998, we received an $81.0 million commitment for lease financing from Comdisco for telecommunications and computer equipment, fiber, hardware and software to be acquired through December 31, 1999. Depending on the type of property, the lease term will either be for three or five years. All of the leases to be entered into will contain purchase options upon conclusion of the lease term. We entered into leases as of December 31, 1999 totaling $41.9 million, which included $4.0 million for the refinancing of previously existing leases and $4.5 million received by the Company from the Lessor for the sale and leaseback of equipment acquired by the Company.

     Prior to the 1998 series A preferred stock and warrant offering, we were an S corporation and, as a result, did not pay corporate federal income taxes. Instead, our stockholders were liable for their share of taxes in respect of our taxable income. We had similar tax status in certain states that recognize S corporation status. Accordingly, in each year prior to 1998 and for the 1998 period prior to September 1998 we distributed to our stockholders cash in amounts sufficient to enable them to pay federal and state taxes on the portion of our income attributable to the stockholders plus related tax preparation expenses. For the years ended December 31, 1997, 1998, and 1999, we distributed an aggregate of $601,000, $5.0 million and $3,000, respectively, to our stockholders, which amounts include tax distributions.

     In 1999, we further expanded our network, operational infrastructure and sales force. We met cash needs in 1999 through the addition of capital leases, the use of our revolving credit facility and the net proceeds of $137 million generated from the closing of our initial public offering of common stock in July 1999. Additionally, we used approximately $46 million of the proceeds from the initial public offering of our common stock to redeem our 13.5% series A cumulative preferred stock due 2009 and $10 million to repay amounts owed under our credit facility.

     In March 2000, we extended our Comdisco capital lease facility to make an additional $29 million available for continued network expansion through December 31, 2000. We have also amended our existing $60 million senior credit facility to extend the maturity date until December 31, 2000.

     On March 8, 2000, we received a commitment from Goldman Sachs Credit Partners to provide and syndicate new senior secured credit facilities in a total principal amount of up to $225 million. The senior secured credit facilities will consist of:

     - a revolving credit facility in the principal amount of up to $150 million, and

     - a delayed draw term loan facility in the principal amount of up to $75 million.

These senior secured credit facilities will replace our existing $60 million senior credit facility and will be used for working capital purposes and the purchase and acquisition of telecommunications assets. We expect these facilities to become available on or about June 1, 2000.

     We are proposing to sell in concurrent underwritten public offerings (i) shares of common stock for aggregate net proceeds of $217.1 million to us and $23.6 million to certain selling stockholders and (ii) 2,500,000 depositary shares, each representing 1/10 of a share of series A cumulative convertible preferred stock, for aggregate net proceeds to us of $119.8 million. The shares of convertible preferred stock will be convertible into shares of our common stock. The offering of common stock is not contingent upon the closing of the offering of the convertible preferred stock. The offering of convertible preferred stock is contingent upon the closing of the offering of common stock. The offerings could occur as early as April 2000. The definitive offering size, price per share and dividend and conversion rates of the convertible preferred stock will be determined prior to the effectiveness of the offerings. The offerings are subject to market conditions and other factors and there can be no assurance that either of these offerings will be completed on the proposed terms, or at all.

     Total assets were $186.0 million at December 31, 1999 compared to $48.9 million at December 31, 1998. Cash and cash equivalents were $43.0 million at December 31, 1999 compared to $12.2 million at December 31, 1998. Net cash provided by operating activities was $3.7 million during 1999 as compared to net cash used in operating activities of $10.8 million during 1998. Capital expenditures were $94.3 million during 1999 and $10.9 million during 1998.

     Our strategic initiatives include the deployment of additional local and long distance switches, the co-location of network equipment, the offering of new services such as local exchange and data services, the expansion of our sales force and other personnel, and significant investment in our information technology systems. These initiatives will require a substantial amount of capital for the installation of network switches and related equipment, fiber, personnel additions and funding of operating losses and working capital.

     Our ability to meet our projected growth will require substantial cash resources. The anticipated expansion of our network infrastructure through year-end 2000 and in 2001, including the addition of co-locations, switches, e.Commerce data centers and other network elements and our anticipated funding of negative cash flow from operating activities through year-end 2000 and in 2001, will require approximately $475 million of capital. Furthermore, if we acquire other businesses, we may require additional financing. We expect the proceeds of our offering of common stock, the proceeds of our concurrent convertible preferred stock offering, our current and proposed financing arrangements and cash flow from operations to provide sufficient capital to fully fund our business plan. In the event our proposed offerings are not completed on the proposed terms or in accordance with the proposed schedule, we expect that we will need to seek alternative sources of financing or modify our business plan.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, Statement of Financial Accounting Standard No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Dates of FASB Statement 133," on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Had we implemented SFAS 133 in the current period, financial position and results of operations would not have been affected.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Exhibit 99 to this report, which is incorporated herein by reference, describes certain factors that may affect our future results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it faces any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               NETWORK PLUS CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   35
Consolidated Financial Statements:
  Consolidated balance sheets as of December 31, 1998 and
     1999...................................................   36
  Consolidated statements of operations for the years ended
     December 31, 1997, 1998 and 1999.......................   37
  Consolidated statements of stockholders' equity (deficit)
     for the years ended December 31, 1997, 1998 and 1999...   38
  Consolidated statements of cash flows for the years ended
     December 31, 1997, 1998 and 1999.......................   39
Notes to Consolidated Financial Statements..................   40

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Network Plus Corp.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Network Plus Corp. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2000, except for the
   information presented in Note 24 for
   which the date is March 8, 2000

                               NETWORK PLUS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                                ----         ----
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 12,197     $ 43,031
  Accounts receivable, net of allowance for doubtful
    accounts of $513 and $2,624, respectively...............    16,225       31,814
  Prepaid expenses..........................................       760          489
  Deferred taxes............................................       277           --
  Other current assets......................................     1,591          958
                                                              --------     --------
    Total current assets....................................    31,050       76,292
PROPERTY AND EQUIPMENT, NET.................................    15,822      101,944
OTHER ASSETS................................................       821        1,117
INTANGIBLE ASSETS, NET......................................        --        3,286
INVESTMENT..................................................        --        3,333
DEFERRED TAXES..............................................     1,175           --
                                                              --------     --------
    TOTAL ASSETS............................................  $ 48,868     $185,972
                                                              ========     ========

     LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 11,402     $ 48,704
  Accrued liabilities.......................................     2,617        6,370
  Current portion capital lease obligations.................       863       11,346
                                                              --------     --------
    Total current liabilities...............................    14,882       66,420
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................     3,147       28,188
LONG-TERM NOTE PAYABLE TO STOCKHOLDER.......................     1,875        1,875
DEFERRED TAXES..............................................       491           --
OTHER LONG-TERM LIABILITIES.................................        50          208
COMMITMENTS
REDEEMABLE PREFERRED STOCK
  13.5% Series A Cumulative Preferred Stock due 2009, $.01
    par value, 50 shares authorized, 40 shares and none
    issued and outstanding, respectively....................    35,146           --

                           STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.01 par value, 150,000 shares authorized,
  45,333 and 54,795 shares issued and outstanding at
  December 31, 1998 and 1999, respectively..................       453          548
Additional paid-in capital..................................        --      138,767
Stock subscription receivable...............................        --         (155)
Warrants....................................................     4,359        4,405
Other Comprehensive Income..................................        --          833
Accumulated deficit.........................................   (11,535)     (55,117)
                                                              --------     --------
    Total stockholders' equity (deficit)....................    (6,723)      89,281
                                                              --------     --------
    TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
      STOCKHOLDERS' EQUITY (DEFICIT)........................  $ 48,868     $185,972
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1998          1999
                                                                ----          ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................   $ 98,209      $105,545      $152,520
Operating expenses
  Costs of services........................................     78,106        78,443       122,664
  Selling, general and administrative expenses.............     25,704        29,426        51,709
  Depreciation and amortization............................        994         2,037         8,564
                                                              --------      --------      --------
                                                               104,804       109,906       182,937
                                                              --------      --------      --------
Operating loss.............................................     (6,595)       (4,361)      (30,417)
Other income (expense)
  Interest income..........................................         86           395         1,896
  Interest expense.........................................       (557)       (1,474)       (3,804)
  Other income, net........................................      3,917           151           432
                                                              --------      --------      --------
                                                                 3,446          (928)       (1,476)
                                                              --------      --------      --------
Net loss before income taxes...............................     (3,149)       (5,289)      (31,893)
Provision (benefit) for income taxes.......................         42          (906)          961
                                                              --------      --------      --------
Net loss...................................................     (3,191)       (4,383)      (32,854)
Preferred stock dividends and accretion of offering
  expenses and discount....................................         --        (2,005)      (10,725)
                                                              --------      --------      --------
Net loss applicable to common stockholders.................   $ (3,191)     $ (6,388)     $(43,579)
                                                              ========      ========      ========
Net loss per share applicable to common
  stockholders -- basic and diluted........................   $  (0.07)     $  (0.14)     $  (0.87)
                                                              ========      ========      ========
Weighted average shares outstanding -- basic and diluted...     45,333        45,333        49,969
                                                              ========      ========      ========
Pro forma data:
Historical loss before income taxes........................   $ (3,149)     $ (5,289)     $(32,854)
Pro forma benefit for income taxes.........................     (1,094)       (1,904)           --
                                                              --------      --------      --------
Pro forma net loss.........................................     (2,055)       (3,385)      (32,854)
Historical preferred stock dividends and accretion of
  offering expenses........................................         --        (2,005)      (10,725)
                                                              --------      --------      --------
Pro forma net loss applicable to common stockholders.......   $ (2,055)     $ (5,390)     $(43,579)
                                                              ========      ========      ========
Pro forma net loss per share applicable to common
  stockholders -- basic and diluted........................   $  (0.05)     $  (0.12)     $  (0.87)
                                                              ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   COMMON
                                                   STOCK,                                           OTHER
                                       SHARES OF   $0.01    ADDITIONAL      STOCK                  COMPRE-
                                        COMMON      PAR      PAID-IN     SUBSCRIPTION              HENSIVE
                                         STOCK     VALUE     CAPITAL      RECEIVABLE    WARRANTS   INCOME
                                       ---------   ------   ----------   ------------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31, 1996.........   45,333      $453
 Net loss............................
 Distributions to stockholders.......
                                        ------      ----     --------       -----        ------     ----
 Balance at December 31, 1997........   45,333       453           --          --            --       --
 Net loss............................
 Distributions to stockholders.......
 Common stock dividends..............
 Issuance of 1,405 warrants..........                                                    $4,359
 Dividends on preferred stock........
 Accretion of preferred stock
  offering expenses and discount.....
                                        ------      ----     --------       -----        ------     ----
 Balance at December 31, 1998........   45,333       453           --          --         4,359       --
 Net loss............................
 Distributions to stockholders.......
 Issuance of 23 warrants.............                                                        92
 Issuance of common stock in initial
  public offering....................    9,200        92     $135,504
 Option exercise.....................       96         1          628        (155)
 Issuance of common stock in
  connection with acquisition........      155         2        2,431
 Deferred compensation charge........                             158
 Dividends on preferred stock........
 Accretion of preferred stock
  offering expenses and discount.....
 Preferred stock dividend for premium
  paid on redemption of preferred
  stock..............................
 Warrant exercise....................       11                     46                       (46)
 Unrealized investment gain..........                                                                833
 Comprehensive loss..................
                                        ------      ----     --------       -----        ------     ----
 Balance at December 31, 1999........   54,795      $548     $138,767       $(155)       $4,405     $833
                                        ======      ====     ========       =====        ======     ====


                                         RETAINED         TOTAL
                                         EARNINGS     STOCKHOLDERS'   COMPRE-
                                       (ACCUMULATED      EQUITY       HENSIVE
                                         DEFICIT)       (DEFICIT)       LOSS
                                       ------------   -------------   -------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31, 1996.........    $  3,648       $  4,101
 Net loss............................      (3,191)        (3,191)
 Distributions to stockholders.......        (601)          (601)
                                         --------       --------
 Balance at December 31, 1997........        (144)           309
 Net loss............................      (4,383)        (4,383)
 Distributions to stockholders.......          (3)            (3)
 Common stock dividends..............      (5,000)        (5,000)
 Issuance of 1,405 warrants..........                      4,359
 Dividends on preferred stock........      (1,814)        (1,814)
 Accretion of preferred stock
  offering expenses and discount.....        (191)          (191)
                                         --------       --------
 Balance at December 31, 1998........     (11,535)        (6,723)
 Net loss............................     (32,854)       (32,854)      (32,854)
 Distributions to stockholders.......          (3)            (3)
 Issuance of 23 warrants.............                         92
 Issuance of common stock in initial
  public offering....................                    135,596
 Option exercise.....................                        474
 Issuance of common stock in
  connection with acquisition........                      2,433
 Deferred compensation charge........                        158
 Dividends on preferred stock........      (2,870)        (2,870)
 Accretion of preferred stock
  offering expenses and discount.....        (286)          (286)
 Preferred stock dividend for premium
  paid on redemption of preferred
  stock..............................      (7,569)        (7,569)
 Warrant exercise....................                         --
 Unrealized investment gain..........                        833           833
                                                                      --------
 Comprehensive loss..................                                 $(32,021)
                                         --------       --------      ========
 Balance at December 31, 1999........    $(55,117)      $ 89,281
                                         ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                               ----        ----        ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(3,191)   $ (4,383)   $(32,854)
  Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
     Depreciation and amortization..........................      994       2,037       8,564
     Gain on disposal of fixed assets.......................       --          --          18
     Deferred taxes.........................................       --        (961)        961
     Interest payable on note payable to stockholder........       --          --         158
     Valuation of Tel-Save common stock warrants............   (3,837)         --          --
     Valuation of common stock warrants.....................       --          --          92
     Compensation expense related to issuance of stock
       options..............................................       --          --         158
     Changes in assets and liabilities, net of effect of
       acquisition:
     Accounts receivable....................................   (1,955)        702     (15,559)
     Prepaid expenses.......................................     (107)       (345)        271
     Other current assets...................................      (19)     (1,479)        633
     Other long-term assets.................................      (34)       (718)       (299)
     Accounts payable.......................................    8,022      (6,043)     24,146
     Accrued liabilities....................................      311         422      16,791
     Other liabilities......................................       --          --         622
                                                              -------    --------    --------
       Net cash provided by (used for) operating
          activities........................................      184     (10,768)      3,702
Cash flows from investing activities:
  Capital expenditures......................................   (3,363)    (10,919)    (52,337)
  Proceeds from sale of fixed assets........................        9          17          --
  Purchase of investment....................................       --          --      (2,500)
  Proceeds from sale of Tel-Save common stock...............       --       9,500          --
  Exercise of Tel-Save common stock warrants................   (3,570)         --          --
  Cash paid for acquisition.................................       --          --        (300)
  Transaction fees paid for acquisition.....................       --          --        (152)
  Issuance of note receivable...............................       --          --        (448)
  Proceeds from sale and leaseback of fixed assets..........    3,450          --       4,516
                                                              -------    --------    --------
       Net cash used for investing activities...............   (3,474)     (1,402)    (51,221)
Cash flows from financing activities:
  Net proceeds from (payments on) line of credit............    2,510      (4,510)         --
  Principal payments on capital lease obligations...........   (1,110)     (5,307)    (11,843)
  Proceeds from stockholder loan............................    1,755       1,875          --
  Payments on stockholder loans.............................       --      (1,755)         --
  Net proceeds from issuance of preferred stock and
     warrants...............................................       --      37,500          --
  Payment on redemption of preferred stock..................       --          --     (45,871)
  Net proceeds from issuance of common stock................       --          --     136,070
  Distribution to stockholders..............................     (601)     (5,003)         (3)
                                                              -------    --------    --------
       Net cash provided by financing activities............    2,554      22,800      78,353
                                                              -------    --------    --------
Net increase (decrease) in cash.............................     (736)     10,630      30,834
Cash at beginning of year...................................    2,303       1,567      12,197
                                                              -------    --------    --------
Cash at end of year.........................................  $ 1,567    $ 12,197    $ 43,031
                                                              =======    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activity

     Network Plus Corp. (the "Company") is a network-based communications provider offering a comprehensive suite of broadband data, telecommunications and e.Commerce hosting services. The Company's bundled product offerings include local and long distance voice services and high-speed data, Internet and web and managed server hosting services. Since 1990, the Company has provided its services primarily to small and medium-sized businesses located in major markets in the northeastern and southeastern regions of the United States. The Company also provides international wholesale termination and transport services primarily to major domestic and international telecommunication carriers. Revenue is also derived from the sale of local and long distance services, data and Internet services, toll-free services and calling card and paging services. All revenues are billed and collected in U.S. dollars.

     The Company's ability to meet its projected growth will require substantial cash resources. In the event the Company is unable to raise sufficient additional capital, it intends to scale back and delay its anticipated network and operational infrastructure expansion.

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

  Cash Equivalents

     All highly liquid cash investments with maturities of three months or less at date of purchase are considered to be cash equivalents. At December 31, 1998 and 1999, $1,063 and $271, respectively, of cash equivalents are restricted for use as collateral for outstanding letters of credit.

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

     On January 1, 1999, the Company adopted the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, the Company capitalizes costs associated with the design and implementation of the Company's internal use software. Capitalized external software costs include the actual costs to purchase existing software from vendors. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages. Through December 31, 1999, $2.5 million of costs have been capitalized in accordance with SOP 98-1.

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Intangible Assets

     Intangible assets consist principally of goodwill and acquired customer base.

     Goodwill represents the excess of purchase price over the fair value of the net assets acquired and is being amortized using the straight-line method over three years.

     Customer base represents the fair value of the customer base obtained in acquisitions (see Note 3) and is being amortized using the straight-line method over a period of 6 months to one year.

     The carrying value of the intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. The Company determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

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

  Revenue Recognition and Accounts Receivable

     Telecommunication and related data services revenues and accounts receivable are recognized when calls are completed or when services are provided. Revenues related to nonrecurring installation and activation fees are deferred and recognized over the period of the customer service contract. The related direct costs are capitalized and recognized to expense over the period of the customer service contract. To date, such fees and costs have been immaterial. Accounts receivable include both billed and unbilled amounts, and are reduced by an estimate for uncollectible amounts. Unbilled amounts result from the Company's monthly billing cycles and reflect telecommunications services provided in the 30 days prior to the reporting date. These amounts are billed within 30 days subsequent to the reporting date and are expected to be collected under standard terms offered to customers.

     Unbilled amounts were $8,563 and $13,295 at December 31, 1998, and 1999, respectively.

  Costs of Services

     Costs of services include costs of origination, transport and termination of traffic, exclusive of depreciation and amortization. Costs associated with co-location facilities including rent and access charges for facilities which are not operational are included in selling, general and administrative expenses. When the facilities are considered operational the related costs are included in costs of services. To date these costs included in selling, general and administrative expenses have been immaterial.

  Income Taxes

     Effective March 1, 1992, the Company elected by the consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate Federal income taxes on its taxable income. Instead, the stockholders were liable for individual income taxes on their share of the Company's taxable income.

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     Pro forma net loss per share reflecting the Company's conversion from an S Corporation to a C Corporation is presented using an estimated effective income tax rate of approximately 35% to 36%.

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

2. RELATED PARTY TRANSACTIONS

     In September 1998, one of the Company's stockholders made a loan to the Company for $1,875. Interest on the loan accrues at the prime rate (8.5% at December 31, 1999). Accrued interest on this loan, included in other long-term assets, totaled $50 and $209 at December 31, 1998 and December 31, 1999, respectively. Principal and interest will be payable July 31, 2001.

     On December 31, 1997, the Company's stockholders made loans to the Company totaling $1,755. Interest on the loans accrued at the prevailing prime rate and was payable monthly. Interest expense related to

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

these loans totaled $49 in 1998. There was no required period for principal repayment. The loans were repaid in May 1998.

     Office space, located in Quincy is leased from a trust, the beneficiaries of which are the principal stockholders of the Company. The Company makes monthly rental and condominium fee payments to the trust of $71 relating to the Quincy space. The Company paid $680 to the trust in 1997, $808 in 1998 and $849 in 1999. Additionally, the Company is currently negotiating a long-term lease for an 80,000 square foot facility in Randolph, Massachusetts with a company that is wholly owned by the principal stockholders of Network Plus.

3. ACQUISITIONS

     On November 30, 1999, the Company acquired certain assets of Infohouse Inc. for cash of $300, a note payable of $200 and 155,039 shares of common stock of the Company with a fair market value of $2,432. The transaction was accounted for using the purchase method. The aggregate purchase price of $3,408 included assumed liabilities of $476 which consisted primarily of capital leases. The fair value of net tangible assets acquired was $385 which consisted primarily of computer, network and communications equipment. The remaining purchase price was allocated to customer base and goodwill. The $1,206 allocated to the customer base is being amortized over a one year period and the goodwill is being amortized over a three year period.

     On December 17, 1999, the Company acquired certain customers from a reseller of the Company's services in exchange for the forgiveness of a $448 note receivable. In addition, the Company is committed to pay up to $211 if specific customer retention targets are met. Should those payments be made, the amounts will be capitalized as customer base and amortized over the expected weighted-average remaining customer life. The transaction was accounted for using the purchase method. The purchase price of $448 was allocated to the fair value of the customer base, which is being amortized over a six month period.

     The results of operations of the acquired company would not have had a material impact on the actual results reported for the year ended December 31, 1998 and 1999 had the transaction been consummated at the beginning of each respective year.

4. INVESTMENTS AND TRANSFER OF CUSTOMERS

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

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

                                                                             DECEMBER 31,
                                                           ESTIMATED      -------------------
                                                          USEFUL LIFE      1998        1999
                                                          -----------      ----        ----
Network infrastructure and equipment...................  5 and 10         $13,247    $ 50,276
                                                         years
Computer equipment.....................................  3-5 years          3,145       5,228
Office furniture and equipment.........................  7 years            1,393       1,975
Software...............................................  3 years            1,245       6,325
Motor vehicles.........................................  5 years              201         256
Leasehold improvements.................................  Term of Lease        689       7,959
Construction in progress...............................                        --      40,355
                                                                          -------    --------
                                                                           19,920     112,374
Less accumulated depreciation and amortization.........                    (4,098)    (10,430)
                                                                          -------    --------
                                                                          $15,822    $101,944
                                                                          =======    ========

     Property and equipment under capital leases are as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1999
                                                            ----       ----
Network infrastructure and equipment.....................  $ 3,837    $34,770
Computer equipment.......................................    1,527      2,062
Motor vehicles...........................................       55         99
Construction in Process..................................       --      9,696
                                                           -------    -------
                                                             5,419     46,627
Less accumulated amortization............................   (1,701)    (4,004)
                                                           -------    -------
                                                           $ 3,718    $42,623
                                                           =======    =======

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1997, 1998 and 1999 amounted to $994, $2,037 and $8,379, respectively.

     In August 1997, upon review of the Company's experience and expectations for upgrades and replacement of equipment, including information gathered during the process of financing such equipment, the Company changed its estimate of the useful life of its telecommunications equipment from 12 years to 5 years. The Company also reviewed publicly available industry data on telecommunications equipment, which confirmed that the estimate of useful lives of the Company's telecommunications equipment, which was entirely switching equipment at that time, reasonably approximated 5 years. The Company also assessed that there had been no significant decline in the market value of its switching equipment since purchased and that the market value exceeded the net book value of the equipment at the time of the change in estimate. This was confirmed by the Company's ability to enter into a sale and leaseback of the switches for the approximate book value, completed at the same time as the change in estimate. During 1999, the Company began purchasing fiber optic capacity, which is being depreciated over its estimated useful life of 10 years.

     Depreciation expense in 1997 was approximately $136 more than what would have otherwise been reported had the change in estimate not been made. Annual depreciation expense related to these assets will be approximately $407 more through 2002 than what would have otherwise been reported had the change not been made.

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In November 1997, the Company entered into a sale and leaseback of its switching equipment. The equipment was sold at book value, which approximates market value, and, consequently, no gain or loss was recorded on the sale. This lease was refinanced, effective January 1, 1999. See Note 10.

6. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               DECEMBER 31,
                                                              --------------        USEFUL
                                                              1998     1999         LIVES
                                                              ----    ------    --------------
Acquired customer base......................................  $ --    $1,654    6 to 12 months
Goodwill....................................................    --     1,817       3 years
Less accumulated amortization...............................    --      (185)
                                                              ----    ------
Intangible assets, net......................................  $ --    $3,286
                                                              ====    ======

7. ACCRUED LIABILITIES

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998       1999
                                                             ----       ----
Accrued payroll and related expenses......................  $   821    $2,083
Accrued agency commissions................................      285       817
Accrued professional services.............................      123       276
Customer deposits.........................................      142       428
Other accrued liabilities.................................    1,246     2,766
                                                            -------    ------
                                                            $ 2,617    $6,370
                                                            =======    ======

8. REVOLVING CREDIT AGREEMENTS AND LETTERS OF CREDIT

     The Company had a revolving line of credit with Fleet National Bank ("Fleet") for borrowings up to $7,000, including letters of credit, which was refinanced on May 1, 1998, as described below.

     On May 1, 1998, the Company entered into a senior credit agreement with Fleet, which allowed for up to $23,000 of borrowings, based upon a percentage of accounts receivable. This agreement had a term of three years, but was terminated on October 7, 1998, upon entering into the Senior Credit Facility, described below. Interest was payable monthly at Fleet's prime rate or available LIBOR options. All outstanding notes payable were paid in full in May 1998 with proceeds from the $23 million facility.

     On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet for a $60,000 senior credit facility (the "Senior Credit Facility"), and concurrently terminated the $23,000 facility. The Company formerly referred to the Senior Credit Facility as the "New Revolving Credit Facility." The Senior Credit Facility has a term of 18 months. Under the Senior Credit Facility, $30,000 of the $60,000 is immediately available, while the additional $30,000 is available based upon a percentage of accounts receivable. Interest is payable monthly at one percent above the prime rate (9.50% at December 31, 1999). The Senior Credit Facility, as amended (see Note
24), requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization, and debt to revenue ratios, places the Company in default in the event of a material adverse change in the Company's business and restricts our ability to pay cash dividends. Had the Senior Credit Facility not been amended, the Company would not have been in compliance with the earnings before interest, taxes, depreciation and amortization financial covenant at December 31, 1999. At December 31, 1998 and

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1999, there were no borrowings outstanding under the Senior Credit Facility. The Senior Credit Facility, as amended, is collateralized by substantially all of the assets of the Company. The maximum borrowings under this agreement in 1999 were $10,000.

     Letters of credit issued in the ordinary course of business totaled $271 as of December 31, 1999, and were collateralized by a corresponding amount of cash equivalents.

9. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations consist of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998      1999
                                                             ----      ----
Notes payable.............................................  $   --    $   200
Capital lease obligations.................................   4,010     39,334
                                                            ------    -------
                                                             4,010     39,534
Less current portion......................................    (863)   (11,346)
                                                            ------    -------
                                                            $3,147    $28,188
                                                            ======    =======

     The Company's capital leases as of December 31, 1998 were refinanced effective January 1, 1999 and the current and long-term portions of such leases have been classified in accordance with the new lease terms. See Note 10.

10. LEASE COMMITMENTS

     The Company has entered into noncancellable operating leases for office space in several locations in the United States. The leases have termination dates through 2014 and require the payment of various operating costs including condominium fees. Rental expense related to the leases for the years ended December 31, 1997, 1998 and 1999 were $733, $1,263 and $3,058, respectively.

     Minimum lease payments for the next five years and thereafter are as follows:

                                                         CAPITAL     OPERATING
YEAR ENDED DECEMBER 31,                                   LEASES      LEASES
-----------------------                                  -------     ---------
2000...................................................  $ 13,934      $2,937
2001...................................................    13,604       3,473
2002...................................................     8,310       3,603
2003...................................................     4,679       3,578
2004...................................................     1,205       3,212
Thereafter.............................................     6,699      22,820
                                                         --------     -------
Total minimum lease payments...........................  $ 48,431     $39,623
                                                                      =======
Less imputed interest..................................    (8,897)
                                                         --------
Present value of minimum lease payments................    39,534
Less current portion...................................   (11,346)
                                                         --------
Long-term capital lease obligations....................  $ 28,188
                                                         ========

     In December 1998, the Company received an $81,000 commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. (See Note 23) Depending on the

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

type of equipment acquired, the term of the lease is either three or five years. All of the leases entered into contain bargain purchase options upon conclusion of the lease term. Leases entered into as of December 31, 1999 totaled $41,930 and included $3,986 for refinancing of previously existing leases. Also included in the new lease financing is an additional $4,516 received by the Company from the lessor for the sale and leaseback of equipment acquired by the Company during 1998.

     The Company has entered into certain agreements for the Indefeasible Right-of-Use Fiber Strands. Based on the terms of these agreements, upon acceptance of certain fiber installations, the Company will be liable for additional payments of approximately $22,633.

11. INVESTMENT

     On March 23, 1999, the Company entered into a market development agreement with NorthPoint Communications, Inc. ("NorthPoint") for a period of two years. Under the terms of the agreement the Company will resell DSL products and services to businesses currently reached by NorthPoint's infrastructure. NorthPoint will provide co-marketing funds to launch this new service to the Company's customers. At December 31, 1999, approximately $300 is due from Northpoint under the co-marketing provision. In addition, the agreement contains certain volume commitments that the Company must meet subject to non-usage charges at the end of the term. The Company also made an equity investment of $2.5 million in NorthPoint, which will be accounted for on a cost basis. The securities are available-for-sale and, accordingly, unrealized gains or losses in value are recorded as a component of Other Comprehensive Income.

12. STOCKHOLDERS' EQUITY

  Common Stock

     The amended certificate of incorporation of the Company authorizes the issuance of up to 150,000,000 shares of $.01 par value common stock. The holders of common stock are entitled to receive dividends when and if dividends are declared by the Board of Directors of the Company out of funds legally available therefor, provided that if any shares of preferred stock are at the time outstanding, the payment of dividends on the common stock or other distributions may be subject to the declaration and payment of dividends on outstanding shares of preferred stock. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Upon any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, any assets remaining after the satisfaction in full of the prior rights of creditors and the aggregate liquidation preference of any preferred stock then outstanding will be distributed to the holders of common stock ratably in proportion to the number of shares held by them.

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

  Common Stock Dividends

     On September 2, 1998, the Board of Directors of the Company issued a $5,000 dividend to its stockholders. Following receipt of the dividend, one stockholder loaned the Company $1,875 (representing the

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

distribution to that stockholder, net of the estimated tax liability resulting from such distribution). Interest accrues at prime rate. In accordance with an extension agreement, interest and principal will be payable on July 31, 2001.

13. PREFERRED STOCK AND WARRANTS ISSUANCE

     On September 3, 1998, the Company issued 40,000 shares of 13.5% Series A Cumulative Preferred Stock due 2009, warrants to purchase, for $.01 per share, 1,405,333 shares of the Company's common stock ("Initial Warrants") and rights to receive warrants to purchase 2,720,000 shares of the Company common stock at an exercise price of $.01 per share ("Contingent Warrants"), resulting in proceeds to the Company of $37,500, net of issuance costs of $2,500. If the Company had failed to comply with certain requirements, the Contingent Warrants would have entitled the holders of the preferred stock to receive annually, beginning on September 1, 1999, warrants to purchase approximately 6.16 shares of the Company's common stock for each share of preferred stock. The Warrants vest on September 1, 2000, subject to acceleration upon the occurrence of certain events. A total value of $4,359 was ascribed to the Initial Warrants, net of issuance costs of $290, and was accounted for as a separate component of stockholders' equity. The value ascribed to the Initial Warrants was recorded as a discount to the preferred stock, which was being accreted to the preferred stock balance over the period from date of issuance through the date of mandatory redemption (September 1, 2009). The value ascribed to the Contingent Warrants was de minimis. On July 6, 1999, the Company redeemed all outstanding shares of its 13.5% Series A Cumulative Preferred Stock due 2009 including all accrued dividends for $46,371, and eliminated its obligation to issue the contingent warrants. At redemption, the Company recorded a dividend of $7,569 to reflect the difference between the redemption amount and the carrying amount of the preferred stock. The difference was due to the value ascribed to the initial warrants, discount attributed to offering expenses and redemption premium.

14. STOCK OPTION PLANS

     On July 15, 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Incentive Plan"). The 1998 Incentive Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1998 Incentive Plan, the Company may grant options that are intended to qualify as incentive stock options ("incentive stock options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options not intended to qualify as incentive stock options ("non-statutory options"), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company or its subsidiaries. A total of 9,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 1998 Incentive Plan. The number of shares with respect to which awards may be granted to any employee under the 1998 Incentive Plan may not exceed 3,171,333 during any calendar year. The exercisability of options or other awards granted under the 1998 Incentive Plan may, in certain circumstances, be accelerated in connection with an Acquisition Event (as defined in the 1998 Incentive Plan). Options and other awards may be granted under the 1998 Incentive Plan at exercise prices that are equal to, less than or greater than the fair market value of the Company's common stock, and the Board generally retains the authority to reprice outstanding options. The 1998 Incentive Plan expires in July 2008, unless sooner terminated by the Board.

     On July 15, 1998, the Company adopted the 1998 Director Stock Option Plan (the "Director Plan"). Under the terms of the Director Plan, 22,666 shares of common stock will be granted to each non-employee director upon his or her initial election to the Board of Directors. Annual options to purchase 11,333 shares of common stock will also be granted to each non-employee director on the date of each annual meeting of stockholders, or on August 1 of each year if no annual meeting is held by such date. Options granted under the Director Plan prior to December 31, 1998 vest in four equal annual installments beginning on the first anniversary of the date of grant. The exercisability of these options will be accelerated upon the occurrence of

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

an Acquisition Event (as defined in the Director Plan). Options granted after December 31, 1998 are fully vested upon issuance. The exercise price of options granted under the Director Plan is equal to the fair market value of the common stock on the date of grant. A total of 453,333 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. Pursuant to the Director Plan, the two non-employee directors each received an option to purchase 33,999 shares of common stock with a weighted average exercise price of $6.67 per share.

     The Company elected to adopt the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", for stock based compensation issued to employees. The Company accounts for its stock based compensation issued to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and, in accordance with the recognition requirements set forth under this pronouncement, no compensation expense was recognized in 1998 and compensation expense of $158 was recognized in 1999.

     Stock option activity for the years ended December 31, 1998 and 1999 is as follows:

                                                            NUMBER      WEIGHTED-AVERAGE
                                                           OF SHARES     EXERCISE PRICE
                                                           ---------    ----------------
Shares under option, December 31, 1997...................         --         $   --
Options granted..........................................  3,405,168         $ 7.25
Options cancelled........................................    (26,475)        $ 8.45
Shares under option, December 31, 1998...................  3,378,693         $ 7.24
Options granted..........................................  1,885,944         $12.66
Options exercised........................................    (95,509)        $ 6.59
Options cancelled........................................   (355,371)        $ 8.23
                                                           ---------         ------
Shares under option, December 31, 1999...................  4,813,757         $ 9.30
                                                           =========         ======

     The following table summarizes information about the stock options outstanding at December 31, 1999.

                               WEIGHTED-
                                AVERAGE      WEIGHTED-
                               REMAINING      AVERAGE    WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                  NUMBER      CONTRACTUAL    EXERCISE     FAIR VALUE AT       NUMBER        AVERAGE EXERCISE
EXERCISE PRICE  OUTSTANDING   LIFE (YEARS)     PRICE        GRANT DATE      EXERCISABLE   PRICE FOR EXERCISABLE
--------------  -----------   ------------   ---------   ----------------   -----------   ---------------------
$ 3.31 -  4.41   1,096,450         8.7        $ 3.55          $ 3.55          272,551            $ 3.55
  6.00 -  6.62   1,414,405         8.6          6.61            6.59          389,965              6.59
 10.81 - 16.33   1,602,852         8.7         11.63           11.20          321,203             11.20
 16.31 - 24.06     700,050        10.0         18.43           18.43               --                --
                 ---------                                                    -------
                 4,813,757         8.9        $ 9.30          $ 7.25          983,719            $ 7.25
                 =========                                                    =======

     At December 31, 1999, 983,719 options were exercisable and the Company had an aggregate of 4,544,067 shares available for future grant under its Stock Incentive Plan and Director Stock Option Plan.

     For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in 1998 and 1999, respectively: no dividends, 0% and 77% volatility, weighted average risk-free rate of return of 6.3% and 6.0%, and an expected life of four to five years for all grants. The weighted-average fair value of the stock options granted in 1998 and 1999 was $0.42 and $6.33, respectively.

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Under the above model, the total value of stock options granted in 1998 and 1999 was $1,436 and $11,934, respectively, which will be amortized ratably on a pro forma basis over the four-year option vesting period.

     Had the company determined compensation expense for the stock-based compensation plans in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                    1997      1998       1999
                                                   -------   -------   --------
Net loss applicable to common stockholders.......  $(3,191)  $(6,388)  $(43,579)
Amortization of stock compensation expense.......  $    --   $  (168)  $   (754)
                                                   -------   -------   --------
Pro forma net loss applicable to common
  stockholders...................................  $(3,191)  $(6,556)  $(44,333)
                                                   =======   =======   ========
Pro forma net loss per share -- basic and
  diluted........................................  $ (0.07)  $ (0.14)  $  (0.89)
                                                   =======   =======   ========

15. EMPLOYEE STOCK PURCHASE PLAN

     On June 9, 1999, the Stockholders approved the 1999 Employee Stock Purchase Plan, which provides for the issuance of up to 2,500,000 shares of common stock. Generally, all employees of Network Plus employed more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the plan. The plan consists of semiannual offerings beginning on January 1 and July 1 of each year. The first offering under the plan commenced on January 1, 2000. Each offering under the plan will be six months in length. During each offering, the maximum number of shares of common stock that may be purchased by an employee is determined on the first day of the offering period under a formula whereby 2,083 is multiplied by the number of months in the offering, and the result is divided by the market value of a share of common stock on the first day of the offering period. An employee may elect to have up to a maximum of 5% deducted from his or her regular salary for the purpose of purchasing shares under the plan. The price at which the employee's shares are purchased is the lower of (1) 85% of the closing price of the common stock on the day that the offering commences or (2) 85% of the closing price of the common stock on the day that the offering terminates. The Board generally retains the authority to change the timing of any offering.

16. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1998     1999
                                                              ----     ----
Current taxes:
  Federal...................................................  $  --    $ --
  State.....................................................     55      --
                                                              -----    ----
     Total..................................................  $  55    $ --
                                                              =====    ====
Deferred taxes:
  Federal...................................................  $(880)   $983
  State.....................................................    (81)    (22)
                                                              -----    ----
     Total..................................................  $(961)   $961
                                                              -----    ----
Provision (benefit) for income taxes........................  $(906)   $961
                                                              =====    ====

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Deferred tax (assets) liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                               ----       ----
Accrued expenses............................................  $   82    $    500
Allowance for doubtful accounts.............................     195         997
Net operating loss carryforwards............................   1,175      11,479
Valuation allowance.........................................      --     (12,295)
                                                              ------    --------
Deferred tax assets.........................................  $1,452    $    681
                                                              ======    ========
Depreciation................................................  $  491    $    681
                                                              ------    --------
Deferred tax liabilities....................................  $  491    $    681
                                                              ======    ========

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal income tax rate due to the following items:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                               ----        ----
Tax at U.S. Federal income tax rate.........................  $(1,798)   $(10,844)
State income taxes, net of U.S. Federal income tax
  benefit...................................................       41        (106)
Recognition of deferred taxes upon conversion from S Corp.
  to C Corp.................................................      349          --
Permanent timing differences and other......................       32        (384)
S Corp. loss................................................      470          --
Increase in valuation allowance.............................       --      12,295
                                                              -------    --------
Provision (benefit) for income taxes........................  $  (906)   $    961
                                                              =======    ========

     In September 1998, the Company converted from an S Corporation to a C Corporation. Prior to conversion to a C Corporation, income taxes were provided solely for state tax purposes. In accordance with the provisions of SFAS 109 the Company has provided a full valuation allowance on the deferred tax assets.

     The Company continues to assess the realizability of its deferred tax asset based upon relevant events and forecasts and may continue to establish valuation allowances for some or all of deferred tax assets generated in the future.

17. NET INCOME (LOSS) PER SHARE

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

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                    YEAR ENDED DECEMBER 31,
                                             --------------------------------------
                                                1997          1998          1999
                                                ----          ----          ----
Net income (loss) applicable to Network
  Plus Corp. common stock -- basic and
  diluted..................................  $   (3,191)   $   (6,388)   $  (43,579)
Shares used in net income (loss) per
  share -- basic and diluted...............  45,333,000    45,333,000    49,969,000
                                             ==========    ==========    ==========
Net income (loss) per share applicable to
  common stockholders -- basic and
  diluted..................................  $    (.07)    $    (.14)    $    (0.87)
                                             ==========    ==========    ==========

     Warrants for the purchase of 1,405,333 and 1,416,666 shares of common stock were not included in the 1998 and 1999 computations of diluted net income (loss) per share because inclusion of such shares would have an anti-dilutive effect on net loss per share, as the Company reported net losses in the respective 1998 and 1999 periods.

     Stock options for the purchase of 3,378,698 and 4,813,757 shares of common stock were not included in the 1998 and 1999 computation of diluted net loss per share because the exercise prices of those stock options are assumed to be at or above the average fair value of the Company's common stock for 1998, and inclusion of such shares would have an anti-dilutive effect on net loss per share.


18. COMPREHENSIVE INCOME


     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes new rules for the reporting and display of comprehensive income. There were no adjustments required to calculate comprehensive income for 1997, 1998 and an adjustment of 833,000 for 1999.


19. SIGNIFICANT CUSTOMER


     During the year ended December 31, 1998, the Company had one wholesale customer that accounted for approximately 13% of the Company's revenue. No other customer comprised greater than 10% of total revenue for the period ended December 31, 1998. No customer comprised greater than 10% of total revenue for the period ended December 31, 1999.


20. EMPLOYEE BENEFIT PLAN


     The Company sponsors a 401(k) and profit sharing plan (the "Plan") which is open to all eligible employees under the Plan's provisions. The terms of the Plan allow the Company to determine its annual profit sharing contribution. There were no Company contributions to the Plan in 1999 or 1998.


21. NEW ACCOUNTING PRONOUNCEMENTS


     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Activities -- Deferral of the Effective Dates of FASB Statement 133," on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Had the Company implemented SFAS 133 in the current period, financial position and results of operations would not have been affected.


22. SEGMENT INFORMATION


     The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way companies must determine and report information about operating segments in their annual and interim reports.


     The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by type of customer base to whom services are provided. The two customer base types are: retail telecommunications and data services, and wholesale telecommunications. The Company measures and evaluates its two reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services including voice and data transport, and enhanced and custom calling features. This segment focuses on selling these services to end user customers, such as businesses and residences. The wholesale telecommunications segment provides transport and termination services. This segment focuses on selling these services to large communication carriers, who utilize the Company's excess capacity to provide telephone voice services to their customers.


                                                         1997       1998       1999
                                                        -------   --------   --------
Revenues:
  Retail telecommunications and data services.........   95,338     75,506     89,758
  Wholesale telecommunications........................    2,871     30,039     62,762
                                                        -------   --------   --------
Total revenues........................................  $98,209   $105,545   $152,520
                                                        =======   ========   ========
Costs of services:
  Retail telecommunications and data services.........   75,534     51,371     65,255
  Wholesale telecommunications........................    2,572     27,072     57,409
                                                        -------   --------   --------
Total costs of services...............................  $78,106   $ 78,443   $122,664
                                                        =======   ========   ========

                               NETWORK PLUS CORP.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


23. SUPPLEMENTAL CASH FLOWS INFORMATION;



                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                             1997        1998        1999
                                             ----        ----        ----
                                                    (IN THOUSANDS)
Cash paid during the year for:
  Interest................................  $   498    $  1,114    $  4,012
                                            =======    ========    ========
  Income taxes............................  $    15    $    111    $     --
                                            =======    ========    ========
Noncash investing and financing
  activities:
     Fixed assets acquired under capital
       leases.............................  $ 1,521    $     28    $ 41,825
                                            =======    ========    ========
     Preferred stock dividends
       paid-in-kind.......................  $    --    $  1,814    $  2,869
                                            =======    ========    ========
     Note converted to customer list......  $    --    $     --    $    448
                                            =======    ========    ========
     Common stock issued for purchase of
       Infohouse..........................  $    --    $     --    $  2,432
                                            =======    ========    ========
     Note issued for purchase of
       Infohouse..........................  $    --    $     --    $    200
                                            =======    ========    ========



24. SUBSEQUENT EVENT



     On March 8, 2000, the Senior Credit Facility (see Note 8) was amended to extend the termination date to December 31, 2000, and the equipment lease financing described in Note 10 was extended to permit the purchase of telecommunications equipment until December 31, 2000, in a principal amount of up to $29 million.



     Also on March 8, 2000, the Company received a commitment from Goldman Sachs Credit Partners ("GSCP") to provide and syndicate new senior credit facilities in a total principal amount of up to $225 million. The new senior credit facilities are subject to final negotiation and execution of definitive documentation, as well as an event deemed by GSCP to be a material adverse change in the Company's business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as provided below, information with respect to this item will appear in the sections captioned "Election of Class I Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2000 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to our executive officers may be found under the section captioned "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item will appear in the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 -- Financial Statements

Consolidated Balance Sheets
December 31, 1999 and 1998

Consolidated Statements of Operations
Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity (Deficit) Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

(a) 2 and (d) -- Financial Statement Schedules

     The following consolidated financial statement schedule of Network Plus Corp. is filed on pages S-1 and S-2 hereto and is incorporated herein:

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

     (b) Reports on Form 8-K

     None.

     (a) 3. and (c) -- Exhibits

EXHIBIT                              DESCRIPTION
-------                              -----------
3.1(1)       Amended and Restated Certificate of Incorporation of the
             Company.
3.2(1)       Amended and Restated By-laws of the Company
4.1(2)       Exchange and Registration Rights Agreement dated as of
             September 1, 1998 between the Company and the Purchasers.
4.2(1)       Form of Common Stock Certificate
10.1(1)*     1998 Stock Incentive Plan, as amended.
10.2(1)*     1998 Director Stock Option Plan, as amended.
10.3+(2)     Agreement for the Provision of Fiber Optic Facilities and
             Services dated as of July 17, 1998 between the Company and
             Northeast Optic Network, Inc.
10.4+(2)     IRU Agreement dated as of July 17, 1998 between the Company and Qwest Communications Corporation.
10.5(2)      Net Lease by and between Network Plus Realty Trust,
             Landlord, and Network Plus, Inc., Tenant, dated July 1,
             1993.
10.6(2)      Interconnection Agreement Under Sections 251 and 252 of the
             Telecommunications Act of 1996, dated September 4, 1998, by and between New England Telephone and Telegraph Company
             d/b/a Bell Atlantic-Massachusetts and Network Plus, Inc.
10.7(2)      Loan and Security Agreement dated October 7, 1998 by and
             between Network Plus, Inc., as Borrower, Goldman Sachs
             Credit Partners L.P. and Fleet National Bank as Lenders,
             Fleet National Bank as Agent and Goldman Sachs Credit
             Partners L.P. as Syndication and Arrangement Agent.
10.7A(1)     Amendment to Loan and Security Agreement dated October 7,
             1998 by and between Network Plus, Inc. as Borrower, Goldman
             Sachs Credit Partners L.P. and Fleet National Bank as
             Lenders, Fleet National Bank as Agent and Goldman Sachs.
10.8+(2)     Master Lease Agreement, dated as of August 8, 1997, by and between Chase Equipment Leasing, Inc. and Network Plus,
             Inc., as amended.
10.9(3)      Master Agreement, dated December 30, 1998, by and between
             Comdisco, Inc. and Network Plus, Inc., along with Product
             Supplement dated December 30, 1998, Addendum dated December
             30, 1998 and Guarantee of Network Plus Corp. dated December
             30, 1998.
10.10+(1)    xDSL Joint Market Development Agreement dated as of March
             23, 1999 by and between NorthPoint Communications, Inc. and
             Network Plus, Inc.
10.11(1)*    Form of Incentive Stock Option Agreement under 1998 Stock
             Incentive Plan
10.12(1)*    Form of Stock Option Agreement under 1998 Director Stock
             Option Plan
10.13(1)*    Form of Incentive Stock Option Agreement with James J.
             Crowley under 1998 Stock Incentive Plan.
10.14*       Employment Agreement with George Alex.
21(2)        Subsidiaries of the Registrant.
23           Consent of PricewaterhouseCoopers LLP.
27           Financial Data Schedule.
99           Certain Factors Met May Affect Future Results.

---------------
(1) Incorporated herein by reference to the Company Registration Statement on Form S-1, as amended (File No. 333-79479).

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-64663).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  + Confidential treatment granted as to certain portions.

  * Management contract on compensation plan on arrangement filed in response to
    Item 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK PLUS CORP.

                                          By: /s/ George Alex
                                            ------------------------------------
                                            George Alex,
                                            Executive Vice President of Finance,
                                            Chief Financial Officer and
                                            Treasurer

Date: March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

/s/ Robert T. Hale                                   Chairman of the Board              March 27, 2000
---------------------------------------------------
Robert T. Hale

/s/ Robert T. Hale, Jr.                              President, Chief Executive         March 27, 2000
---------------------------------------------------  Officer and Director (Principal
Robert T. Hale, Jr.                                  Executive Officer)

/s/ James J. Crowley                                 Executive Vice President Chief     March 27, 2000
---------------------------------------------------  Operating Officer and Director
James J. Crowley

/s/ George Alex                                      Executive Vice President, Chief    March 27, 2000
---------------------------------------------------  Financial Officer and Treasurer
George Alex                                          (Principal Financial and
                                                     Accounting Officer)

                                                     Director                           March 27, 2000
---------------------------------------------------
David Martin

                                                     Director                           March 27, 2000
---------------------------------------------------
Joseph McNay

                               NETWORK PLUS CORP.
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONAL
                                                 BALANCE AT    CHARGES TO     DEDUCTIONS      BALANCE
                                                 BEGINNING     COSTS AND         FROM         AT END
DESCRIPTION                                      OF PERIOD      EXPENSES     REVENUES(1)     OF PERIOD
-----------                                      ----------    ----------    ------------    ---------
Allowance for doubtful accounts:
Year Ended December 31, 1999...................     $513        $ 3,048         $  937        $ 2,624
Year Ended December 31, 1998...................     $926        $ 1,931         $2,344        $   513
Year Ended December 31, 1997...................     $850        $ 4,104         $4,028        $   926
Valuation allowance:
Year ended December 31, 1999...................       --        $12,295             --        $12,295

---------------
(1) Write-off of bad debts less recoveries.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2000

                                 EXHIBIT INDEX

 EXHIBIT                              DESCRIPTION
 -------                              -----------
 3.1(1)       Amended and Restated Certificate of Incorporation of the
              Company.
 3.2(1)       Amended and Restated By-laws of the Company
 4.1(2)       Exchange and Registration Rights Agreement dated as of
              September 1, 1998 between the Company and the Purchasers.
 4.2(1)       Form of Common Stock Certificate
10.1(1)*      1998 Stock Incentive Plan, as amended.
10.2(1)*      1998 Director Stock Option Plan, as amended.
10.3+(2)      Agreement for the Provision of Fiber Optic Facilities and
              Services dated as of July 17, 1998 between the Company and
              Northeast Optic Network, Inc.
10.4+(2)      IRU Agreement dated as of July 17, 1998 between the Company and Qwest Communications Corporation.
10.5(2)       Net Lease by and between Network Plus Realty Trust,
              Landlord, and Network Plus, Inc., Tenant, dated July 1,
              1993.
10.6(2)       Interconnection Agreement Under Sections 251 and 252 of the
              Telecommunications Act of 1996, dated September 4, 1998, by and between New England Telephone and Telegraph Company
              d/b/a Bell Atlantic-Massachusetts and Network Plus, Inc.
10.7(2)       Loan and Security Agreement dated October 7, 1998 by and
              between Network Plus, Inc., as Borrower, Goldman Sachs
              Credit Partners L.P. and Fleet National Bank as Lenders,
              Fleet National Bank as Agent and Goldman Sachs Credit
              Partners L.P. as Syndication and Arrangement Agent.
10.7A(1)      Amendment to Loan and Security Agreement dated October 7,
              1998 by and between Network Plus, Inc. as Borrower, Goldman
              Sachs Credit Partners L.P. and Fleet National Bank as
              Lenders, Fleet National Bank as Agent and Goldman Sachs.
10.8+(2)      Master Lease Agreement, dated as of August 8, 1997, by and between Chase Equipment Leasing, Inc. and Network Plus,
              Inc., as amended.
10.9(3)       Master Agreement, dated December 30, 1998, by and between
              Comdisco, Inc. and Network Plus, Inc., along with Product
              Supplement dated December 30, 1998, Addendum dated December
              30, 1998 and Guarantee of Network Plus Corp. dated December
              30, 1998.
10.10+(1)     xDSL Joint Market Development Agreement dated as of March
              23, 1999 by and between NorthPoint Communications, Inc. and
              Network Plus, Inc.
10.11(1)*     Form of Incentive Stock Option Agreement under 1998 Stock
              Incentive Plan
10.12(1)*     Form of Stock Option Agreement under 1998 Director Stock
              Option Plan
10.13(1)*     Form of Incentive Stock Option Agreement with James J.
              Crowley under 1998 Stock Incentive Plan.
10.14*        Employment Agreement with George Alex.
21(2)         Subsidiaries of the Registrant.
23            Consent of PricewaterhouseCoopers LLP.
27            Financial Data Schedule.
99            Certain Factors That May Affect Future Results.

---------------
(1) Incorporated herein by reference to the Company Registration Statement on Form S-1, as amended (File No. 333-79479).

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-64663).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

+  Confidential treatment granted as to certain portions.

*  Management contract on compensation plan on arrangement filed in response to
   Item 14(c) of Form 10-K.