Form 10-Q
period 2000-03-31
NETWORK PLUS CORP
filed 2000-05-15
CIK 1065633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-64663

                               NETWORK PLUS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                      04-3430576
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 234 COPELAND STREET, QUINCY, MASSACHUSETTS                        02169
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER)                      (ZIP CODE)

                                 (617) 786-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
              (FORMER NAME, FORMER ADDRESS AND FORMAL FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]

     The number of shares of the registrant's Common Stock ($0.01 par value) outstanding on May 9, 2000 was 59,960,582.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 2000

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
Network Plus Corp.
  Unaudited Condensed Consolidated Balance Sheets March 31,
     2000 and December 31, 1999.............................     2
  Unaudited Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 2000 and 1999.............     3
  Unaudited Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2000 and 1999.............     4
  Notes to Unaudited Condensed Consolidated Financial
     Statements.............................................     5
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     9
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    14
PART II -- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds...........    14
Item 6. Exhibits and Reports on Form 8-K....................    15
Signatures..................................................    16
Exhibit Index...............................................    17

PART 1 -- FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                               NETWORK PLUS CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                        PRO FORMA
                                                                        MARCH 31,
                                                           MARCH 31,      2000       DECEMBER 31,
                                                             2000       (NOTE 9)         1999
                                                           ---------    ---------    ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents..............................  $  5,285     $207,927       $ 43,031
  Accounts receivable, net of allowance for doubtful
     accounts of $2,576 and $2,624, respectively.........    40,655       40,655         31,814
  Prepaid expenses.......................................     2,422        2,422            489
  Other current assets...................................     1,450        1,450            958
                                                           --------     --------       --------
     Total current assets................................    49,812      252,454         76,292
Property and equipment, net..............................   138,405      138,405        101,944
Other assets.............................................     1,265        1,265          1,117
Investment...............................................     3,203        3,203          3,333
Intangible assets, net...................................     2,605        2,605          3,286
                                                           --------     --------       --------
     Total assets........................................  $195,290     $397,932       $185,972
                                                           ========     ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.......................................  $ 30,422       30,422       $ 48,704
  Accrued liabilities....................................     7,692        7,692          6,370
  Revolving credit facility..............................    40,000           --             --
  Current portion of capital lease obligations...........    11,827       11,827         11,346
                                                           --------     --------       --------
     Total current liabilities...........................    89,941       49,941         66,420
Long-term debt and capital lease obligations.............    26,681       26,681         28,188
Long-term note payable to stockholder....................     1,875        1,875          1,875
Other long-term liabilities..............................       254          254            208
Commitments
Redeemable 7 1/2% Series A Cumulative Convertible
  Preferred Stock........................................        --      119,750             --
Stockholders' equity
  Common stock, $0.01 par value, 150,000,000 shares
  authorized, 55,329,196 and 45,333,333 shares,
  respectively, issued and outstanding...................       553          598            548
Additional paid-in capital...............................   142,560      265,407        138,767
Stock subscription receivable............................        --           --           (155)
Warrants.................................................     4,249        4,249          4,405
Other comprehensive income...............................       703          703            833
Accumulated deficit......................................   (71,526)     (71,526)       (55,117)
                                                           --------     --------       --------
     Total stockholders' equity..........................    76,539      199,431         89,281
                                                           --------     --------       --------
     Total liabilities and stockholders' equity..........  $195,290     $397,932       $185,972
                                                           ========     ========       ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                               NETWORK PLUS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Revenues....................................................  $    50,259    $    33,581
Operating expenses
  Costs of services.........................................       40,854         26,546
  Selling, general and administrative expenses..............       20,053         10,716
  Depreciation and amortization.............................        4,748            984
                                                              -----------    -----------
                                                                   65,655         38,246
                                                              -----------    -----------
Operating loss..............................................      (15,396)        (4,665)
Other income (expense)
  Interest and dividend income..............................          408            141
  Interest expense..........................................       (1,449)          (521)
  Other income..............................................           28             18
                                                              -----------    -----------
                                                                   (1,013)          (362)
                                                              -----------    -----------
Net loss before income taxes................................      (16,409)        (5,027)
Benefit for income taxes....................................           --         (1,810)
                                                              -----------    -----------
Net loss....................................................      (16,409)        (3,217)
  Preferred stock dividends and accretion of offering
     expenses and discount..................................           --          1,554
                                                              -----------    -----------
Net loss applicable to common stockholders..................  $   (16,409)   $    (4,771)
                                                              ===========    ===========
Net loss per share applicable to common stockholders --basic
  and diluted...............................................  $     (0.30)   $     (0.11)
                                                              ===========    ===========
Weighted average shares outstanding -- basic and diluted....   55,074,721     45,333,333
                                                              ===========    ===========
Comprehensive loss
  Net loss..................................................  $   (16,409)   $    (3,217)
  Unrealized loss on investment securities, net of tax......         (130)            --
                                                              -----------    -----------
Comprehensive loss..........................................  $   (16,539)   $    (3,217)
                                                              ===========    ===========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                               NETWORK PLUS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(16,409)   $(3,217)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................     4,748        984
     Interest payable on note payable to stockholder........        46         36
     Changes in assets and liabilities:
       Accounts receivable..................................    (8,841)    (4,571)
       Prepaid expenses.....................................    (1,933)      (117)
       Deferred taxes.......................................        --     (1,810)
       Other current assets.................................      (492)    (1,510)
       Other assets.........................................      (148)        95
       Accounts payable.....................................   (18,282)     5,828
       Accrued liabilities..................................     1,322        909
       Other liabilities....................................       302         --
                                                              --------    -------
          Net cash used for operating activities............   (39,687)    (3,373)
Cash flows from investing activities:
  Capital expenditures......................................   (38,533)    (6,601)
  Purchase of investment....................................        --     (2,500)
  Proceeds from sale and leaseback of fixed assets..........        --      4,443
                                                              --------    -------
          Net cash used for investing activities............   (38,533)    (4,658)
Cash flows from financing activities:
  Net proceeds from revolving credit facility...............    40,000         --
  Principal payments on capital lease obligations...........    (3,323)      (585)
Net proceeds from issuance of common stock..................     3,797         --
Distribution to stockholders................................        --         (3)
                                                              --------    -------
          Net cash provided by (used for) used for financing
           activities.......................................    40,474     (3,855)
                                                              --------    -------
Net decrease in cash........................................   (37,746)    (8,619)
Cash at beginning of period.................................    43,031     12,197
                                                              --------    -------
Cash at end of period.......................................  $  5,285    $ 3,578
                                                              ========    =======
Noncash Investing and Financing Activities:
  Fixed assets acquired under capital leases................  $  1,995    $23,999
                                                              ========    =======
  Preferred stock dividends paid-in-kind....................  $     --    $ 1,411
                                                              ========    =======

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                               NETWORK PLUS CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments, consist only of adjustments of a normal, recurring nature. The balance sheet data as of December 31, 1999 has been derived from the Company's audited financial statements.

     These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 which are contained in the Company's Form 10-K, as amended, for such year end, as well as the registration statements on Form S-3, as amended (File Nos. 333-32040 and 333-32042), effective April 6, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year ended December 31, 2000 or any future period.

     Certain amounts in the financial statements for the prior year have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.

2. INVESTMENT

     On March 23, 1999, the Company entered into a market development agreement with NorthPoint Communications, Inc. ("NorthPoint") for a period of two years. Under the terms of the agreement the Company will resell xDSL products and services to businesses currently reached by NorthPoint's infrastructure. NorthPoint will provide co-marketing funds to launch this new service to the Company's customers. In addition, the agreement contains certain volume commitments subject to non-usage charges at the end of the term. The Company also made an equity investment of $2,500 in NorthPoint, which will be accounted for on a cost basis.

3. REVOLVING CREDIT AGREEMENTS

     On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet National Bank ("Fleet") for a $60,000 revolving credit facility (the "Senior Credit Facility"), and concurrently terminated an existing $23,000 facility with Fleet. The Company formerly referred to the Senior Credit Facility as the "New Revolving Credit Facility". The Senior Credit Facility has a term of 18 months. Under the Senior Credit Facility, $30,000 of the $60,000 is immediately available, while the additional $30,000 is available based upon a percentage of accounts receivable. Interest is payable monthly at one percent above the prime rate. The Senior Credit Facility, as amended, requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization and debt to revenue ratios, places the Company in default in the event of a material adverse change in the Company's business and restricts our ability to pay dividends. The Senior Credit Facility, as

                               NETWORK PLUS CORP.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

amended, is collateralized by substantially all of the assets of the Company. In March 2000, the Senior Credit Facility was extended to December 31, 2000. At March 31, 2000, there was $40,000 outstanding under the Senior Credit Facility and no amounts were outstanding at December 31, 1999.

4.  PROPERTY AND EQUIPMENT

                                                       ESTIMATE       MARCH 31,    DECEMBER 31,
                                                     USEFUL LIFE        2000           1999
                                                    --------------    ---------    ------------
Network infrastructure and equipment..............  5 and 10 years    $ 87,505       $ 50,276
Computer equipment................................  3-5 years            5,396          5,228
Office furniture and equipment....................  7 years              2,349          1,975
Software..........................................  3 years              6,763          6,325
Motor vehicles....................................  5 years                256            256
Leasehold improvements............................  Term of Lease        8,464          7,959
Construction in progress..........................                      42,172         40,355
                                                                      --------       --------
                                                                       152,905        112,374
Less accumulated depreciation and amortization....                     (14,500)       (10,430)
                                                                      --------       --------
                                                                      $138,405       $101,944
                                                                      ========       ========

     Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2000 and the year ended December 31, 1999 amounted to $4,072 and $8,379, respectively.

5. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Notes payable...............................................  $    200       $    200
Capital lease obligations...................................    38,308         39,334
Less current portion........................................   (11,827)       (11,346)
                                                              --------       --------
                                                              $ 26,681       $ 28,188
                                                              ========       ========

                               NETWORK PLUS CORP.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Property and equipment under capital leases are as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Telecommunications equipment................................   $36,938       $34,770
Computer equipment..........................................     2,178         2,062
Motor vehicles..............................................        99            99
Construction in progress....................................     9,407         9,696
                                                               -------       -------
                                                                48,622        46,627
Less accumulated amortization...............................    (6,037)       (4,004)
                                                               -------       -------
                                                               $42,585       $42,623
                                                               =======       =======

     In December 1998, the Company received an $81,000 commitment for equipment lease financing for telecommunications equipment to be acquired through December 31, 1999. Depending on the type of equipment, the lease term is either three or five years. All of the leases contain bargain purchase options upon conclusion of the lease term. In March 2000, we extended our Comdisco capital lease facility to make an additional $29,000 available for continued network expansion through December 31, 2000. No leases were entered into under this facility in the three months ended March 31, 2000.

6. NET LOSS PER SHARE

     The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include stock options and warrants.

     The following table sets forth the computation of basic and diluted loss per share:

                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    MARCH 31, 2000        MARCH 31, 1999
                                                  ------------------    ------------------
Net loss applicable to Network Plus Corp. common
  stock -- basic and diluted....................     $   (16,409)          $    (4,771)
Shares used in loss per share basic and
  diluted.......................................      55,074,721            45,333,333
                                                     ===========           ===========
Net loss per share applicable to common
  stockholders -- basic and diluted.............     $     (0.30)          $     (0.11)
                                                     ===========           ===========

     Warrants for the purchase of 1,366,238 and 1,405,333 shares and stock options for the purchase of 4,374,382 and 3,937,499 shares of common stock were not included in the computation of net loss per share for the three months ended March 31, 2000 and 1999, respectively, because inclusion of such shares would have an anti-dilutive effect.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101A, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101A defers the required implementation of SAB 101 until the fiscal quarter ended June 30, 2000. The Company is currently evaluating the effects, if any, of SAB 101 on the Company's financial position on results of operations.

                               NETWORK PLUS CORP.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is still assessing the impact of FIN 44 on the Company's financial position or results of operations.

8. SEGMENT INFORMATION

     The Company has two reportable segments which management operates as distinct sales organizations: these two segments are segregated by type of customer base to whom services are provided. The two customer base types are: retail telecommunications and data services, and wholesale telecommunications. The Company measures and evaluates its two reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services including voice and data transport, and enhanced and custom calling features. This segment focuses on selling these services to end user customers, such as businesses and residences. The wholesale telecommunications segment provides transport and termination services. This segment focuses on selling these services to large communication carriers, who utilize the Company's excess capacity to provide telephone voice services to their customers.

                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    MARCH 31, 2000        MARCH 31, 1999
                                                  ------------------    ------------------
Revenues:
  Retail telecommunications and data services...       $27,860               $22,079
  Wholesale telecommunications..................        22,399                11,502
                                                       -------               -------
Total revenues..................................       $50,259               $33,581
                                                       =======               =======
Costs of services:
  Retail telecommunications and data services...       $20,403               $15,631
  Wholesale telecommunications..................        20,451                10,915
                                                       -------               -------
Total costs of services.........................       $40,854               $26,546
                                                       =======               =======

9. RECENT FINANCING

     On April 12, 2000, the Company sold in concurrent underwritten public offerings (i) 5,000,000 shares of common stock for aggregate net proceeds of $122,900 to the Company and $13,400 to certain selling stockholders and (ii) 2,500,000 depositary shares, each representing 1/10 of a share of 7 1/2% series A cumulative convertible preferred stock for aggregate net proceeds to the Company of $119,800. Each depositary share is initially convertible into 1.4368 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Network Plus (the "Company") included herein as well as the consolidated financial statements and notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1999 as well as the registration statements on Form S-3, as amended (File Nos. 333-32040 and 333-32042), effective April 6, 2000. In addition to historical information, the following discussion and other information in this report contains forward-looking information that involves risks and uncertainties. For this purpose, any statement that is not a statement of historical fact is forward-looking information, including without limitation statements concerning the Company's future capital requirements, sufficiency of available capital and availability of additional financing. Without limiting the generality of the foregoing, words such as "believes," "anticipates," "expects" and similar expressions identify forward-looking statements. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risk associated with the Company's expansion plans and other factors discussed in the Company's Form 10-K for the year ended December 31, 1999, as amended and below under "Certain Factors That May Affect Future Operating Results."

OVERVIEW

     Network Plus, founded in 1990, is a network-based communications provider offering a comprehensive suite of broadband data, telecommunications and e.Commerce hosting services. The Company's services include local and long distance voice, high-speed data, Internet and web and managed server hosting. The Company currently utilizes digital subscriber line, or DSL, technology to provide high-speed data and Internet access and provides local and long distance services using voice over digital subscriber line, or VoDSL, technology. The Company currently serves small and medium-sized business customers in the northeastern and southeastern regions of the United States.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2000         1999
                                                              -------      ------
Revenues....................................................   100.0%      100.0%
Costs of services...........................................    81.3        79.1
Selling, general and administrative.........................    39.9        31.9
Depreciation and amortization...............................     9.4         2.9
Operating loss..............................................   (30.6)      (13.9)
Other income (expense)......................................    (2.0)       (1.1)
Loss before income taxes....................................   (32.6)%     (15.0)%

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues

     Revenues increased $16.7 million, or 50%, to $50.3 million for the three months ended March 31, 2000 from $33.6 million for the same period in the prior year. Revenues generated from international wholesale traffic which results from utilizing excess capacity on our long distance switches represent 65% of the increase in revenues for the period. The resale of local service contributed $7.2 million in revenues for the period, representing 29% of the increase in total revenues for the period. We operate in a competitive market for long distance service which has experienced price erosion of the average rate per minute from the prior year. We expect this price trend to continue in the future.

     Costs of Services

     Costs of services increased $14.3 million, or 54%, to $40.9 million for the three month ended March 31, 2000 from $26.5 million for the same period in the prior year. As a percentage of revenues, costs of services increased to 81% for the three months ended March 31, 2000 from 79% for the three months ended March 31, 1999. The increase was primarily due to the increased volume of international wholesale traffic, which has higher origination, transport and termination costs as compared to other long distance traffic. In addition, we maintain rate agreements with various local and long distance carriers for access, termination and transport which are continually reviewed and negotiated based on changes in volume and types of traffic. These changes to rate agreements may result in credits for costs associated with prior traffic or reductions in current costs based on the mix of traffic and rate. Cost of services is comprised primarily of carrier costs to originate, transport and terminate traffic for our network switches. As the deployment of our local network continues and the facilities become operational, the costs associated with the co-location facilities, including rent and access charges, are reflected in cost of services. These costs are generally fixed and will result in fluctuations in margin in the future as a result of costs incurred for capacity, which are not immediately utilized in these co-locations.

     Selling, General and Administrative

     Selling, general and administrative expenses increased $9.3 million, or 87%, to $20.0 million for the three months ended March 31, 2000 from $10.7 million for the same period in the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 40% for the three months ended March 31, 2000 from 32% for the same period in the prior year. We employed 706 people at March 31, 2000, compared with 397 at March 31, 1999, resulting in a 72% increase in payroll and related expenses. The sales organization increased by 80 people as compared to the prior period, and we added 134 people to support the build-out of our local network. We expect selling, general and administrative expenses to continue to increase as we add employees to support our anticipated growth. Other selling, general and administrative expenses increased as a result of our growth in revenues and the expansion of the infrastructure to support future growth. Costs associated with the co-location facilities including rent, access and leased line charges for facilities which are not fully deployed are included in selling, general and administrative expenses. We expect these charges to increase until the co-location facilities are on our fiber network. When the facilities become operational the related costs are reclassified to costs of services.

     Depreciation and Amortization

     Depreciation and amortization increased $3.8 million, or 383%, to $4.7 million for three months ended March 31, 2000 from $984,000 for the same period in the prior year. The increase is primarily due to additional local network facilities, fiber, computer and other telecommunications and data services equipment to support our network expansion. In particular the Cambridge, Massachusetts and New York City local switch equipment, the northeast fiber ring and the Los Angeles and Chicago long distance switches, which were put into service during 1999, began depreciating. We expect the depreciation and amortization expense to increase as we bring additional local network facilities on-line and as we make additional investments in our network and operational infrastructure.

     Interest

     Interest expense net of interest income increased $660,000, or 174%, to $1.0 million for the three months ended March 31, 2000 from $380,000 for the same period in the prior year. The increase is primarily due to interest paid on our capital lease obligations and outstanding balances on the line of credit. We expect interest expense to increase as a result of the continued financing of the local network buildout.

     Net Loss and Net Loss Applicable to Common Stockholders

     As a result of the increase in revenues, operating expenses, depreciation and amortization, and net interest expense noted above, we incurred a net loss of $16.4 million for the three months ended March 31, 2000 compared to $3.2 million for the same period in the prior year.

     The effect of the preferred stock dividends of $1.6 million for the three months ended March 31, 1999 resulted in net loss applicable to common stockholders of $4.8 million for the period. Our offering of convertible preferred stock on April 12, 2000 will result in increased net loss applicable to common stockholders in the future.

     EBITDA. EBITDA was negative $10.6 million for the three months ended March 31, 2000 compared to negative $3.7 million for the three months ended March 31, 1999. This decline was due to the changes in revenues, network development, operations and selling, general and administrative expenses due to the rapid implementation of our local network and infrastructure to support future growth.

LIQUIDITY AND CAPITAL RESOURCES

     In March 2000, we extended our Comdisco capital lease facility to make an additional $29 million available for continued network expansion through December 31, 2000. We have also amended our existing $60 million senior credit facility to extend the maturity date until June 30, 2000, or at our option upon payment of an extension fee, December 31, 2000.

     On March 8, 2000, we received a commitment from Goldman Sachs Credit Partners to provide and syndicate new senior secured credit facilities in a total principal amount of up to $225 million. The senior secured credit facilities will consist of a revolving credit facility in the principal amount of up to $150 million, and a delayed draw term loan facility in the principal amount of up to $75 million.

     These senior secured credit facilities will replace our existing $60 million senior credit facility and will be used for working capital purposes and the purchase and acquisition of telecommunications assets. We expect these facilities to become available during July 2000. The closing of the new senior credit facilities is subject to customary closing conditions including no material adverse change in our business.

     On April 12, 2000, we sold in concurrent underwritten public offerings (i) 5,000,000 shares of common stock for aggregate net proceeds of $122.9 million to us and $13.4 million to certain selling stockholders and (ii) 2,500,000 depositary shares, each representing 1/10 of a share of 7 1/2% series A cumulative convertible preferred stock, for aggregate net proceeds to us of $119.8 million. Each depositary share is initially convertible into 1.4368 shares of our common stock.

     Total assets were $195.3 million at March 31, 2000 compared to $186.0 million at December 31, 1999. Cash and cash equivalents were $5.3 million at March 31, 2000 compared to $43.0 million at December 31, 1999. Net cash used for operating activities was $39.7 million during the three months ended March 31, 2000 as compared to net cash used in operating activities of $3.4 million during the three months ended March 31, 1999. Capital expenditures were $40 million for the three months ended March 31, 2000.

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

     Our ability to meet our projected growth will require substantial cash resources. The anticipated expansion of our network infrastructure through year-end 2000 and in 2001, including the addition of co-locations, switches, e.Commerce data centers and other network elements and our anticipated funding of negative cash flow from operating activities through year-end 2000 and in 2001, will require approximately $475 million of capital. Furthermore, if we acquire other businesses, we may require additional financing. We expect the proceeds of our April 2000 offerings of common stock and convertible preferred stock, our current and proposed financing arrangements and cash flow from operations to provide sufficient capital to fully fund our business plan.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101A, an amendment to SAB 101, "Revenue Recognition in Financial Statement." SAB 101A defers the required implementation of SAB 101 until the fiscal quarter ended June 30, 2000. The Company is currently evaluating the effects, if any of SAB 101 on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies us a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is still assessing the impact of FIN 44 on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company had operating losses for the three months ended March 31, 2000 and in each of the last five years and negative cash flow from operations for the three months ended March 31, 2000 and in the year ended December 31, 1998. The Company expects to incur significant expenditures in connection with the acquisition, development and expansion of its network infrastructure, product offerings, information technology systems and employee base. As a result, the Company expects to incur significant future operating losses and negative cash flow. If its revenues do not increase significantly or the increase in its expenses is greater than expected, the Company may not achieve or sustain profitability or generate positive cash flow in the future.

     The Company's ability to meet its projected growth will require substantial cash resources. The Company's ability to satisfy future capital needs will depend upon its ability to renegotiate or replace our credit and equipment lease facilities, obtain supplemental financing or raise additional capital. If the Company does not close the new senior secured credit facilities, it can give no assurance that it will be able to renegotiate or replace its credit and equipment lease facilities on acceptable terms or at all. Additional financing may also place significant limits on its financial and operating flexibility or may not be available. Failure to obtain future financing when needed or on acceptable terms could cause the Company to delay or abandon its development and expansion plans and could materially adversely affect its growth and ability to compete.

     The Company has a significant amount of indebtedness outstanding and, as a result of its growth strategy, expects to incur significant additional indebtedness in the future. The Company's ability to make cash payments with respect to its outstanding indebtedness and to repay its obligations on such indebtedness at maturity will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. In addition, the terms of the indebtedness impose operating restrictions on the Company, which limit its flexibility and create a risk that it could default on its obligations.

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

     The Company has limited experience providing Internet access, broadband data including VODSL and DSL, web and managed server hosting and local services on its own network. There can be no assurance that these services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

     The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services including DSL services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon incumbent local exchange carriers and other carriers to provide telecommunications services and facilities to the Company and its customers and upon third parties for other services. There can be no assurance that the Company will be able to obtain such services or facilities on the scale and within the time frames required by the Company at an affordable cost, or at all.

     The Company operates in a highly competitive environment and currently does not have a significant market share in any of its markets. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources, and brand or corporate name recognition, than the Company. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the data and Internet services markets could give rise to significant new competition. In addition, prices for communication services have fallen historically, a trend the Company expects will continue. The Company's success will depend upon its ability to provide high-quality services at prices competitive with those charged by its competitors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  Recent Sales of Unregistered Securities

     Since December 26, 1999, the Company has issued 61,759 shares of Common Stock upon the exercise of warrants that were (i) issued and sold in the Company's September 1998 sale of Units consisting of shares of 13.5% Series A Cumulative Preferred Stock and warrants and (ii) issued to certain lenders in May 31, 1999 in connection with an amendment to the Company's credit facility. All of such warrant exercises were effected through "cashless" exercises that did not involve the payment of additional consideration to the Company. The shares of Common Stock issued pursuant to such warrant exercises were offered and sold in reliance upon exemptions set forth in Sections 3(b) and 4(2) of the Securities Act, or Regulation D promulgated thereunder, relating to sales by an issuer not involving a public offering. No underwriters or placement agents were involved in the issuance of Common Stock pursuant to any exercise of the foregoing warrants.

  Use of Proceeds

     In connection with the Company's initial public offering of Common Stock, the effective date of its registration statement on Form S-1 under the Securities Act of 1933 (No. 333-79479) was June 29, 1999.

     During the quarter ended March 31, 2000, we used the remaining net proceeds from the Company's initial public offering as follows:

Purchase and installation of property and
  equipment                                       $28,300,000

     The amount shown above is an estimate.

     The remaining net proceeds were invested in short-term financial instruments.

     None of such uses involved direct or indirect payments to directors or officers of Network Plus or their associates, 10% stockholders of Network Plus, or affiliates of Network Plus.

  Convertible Preferred Stock Offering

     On April 12, 2000, the Company designated 500,000 shares of its previously undesignated preferred stock as 7 1/2% Series A Cumulative Convertible Preferred Stock (the "convertible preferred stock") and issued 250,000 shares of the convertible preferred stock in a registered public underwritten offering. The convertible preferred stock was issued by the Company in the form of 2,500,000 depositary shares, liquidation preference $50 per depositary share. Each depositary share represents 1/10 of a share of convertible preferred stock.

     The following is a summary of certain terms of the convertible preferred stock. For a complete description of the terms of the convertible preferred stock, reference is made to the Certificate of Designations filed as an exhibit hereto.

     The convertible preferred stock is subordinated to the Company's existing, and any future, indebtedness, but ranks pari passu with any existing or future preferred stock and has priority over the Company's Common Stock.

     Dividends on the convertible preferred stock are payable quarterly and accumulate at a rate of 7 1/2% per annum per share on a liquidation preference of $500 per share, or $37.50 per annum per share. The first dividend payment of $8.229 per share of convertible preferred stock will be payable on July 1, 2000. Dividends may, at the Company's option, be paid in cash, shares of Common Stock or a combination thereof. If the Company elects to pay a dividend with Common Stock, the market price of the Company's Common Stock for purposes of calculating the number of shares required to satisfy the dividend payment will be equal to 95% of the average of the closing price of the Common Stock on the five trading days preceding the dividend payment date. The number of shares of Common Stock to be delivered to the holders of the convertible preferred stock will be the amount of the dividend payment divided by the market price of the Common Stock determined as described above.

     Unless previously redeemed or repurchased, the convertible preferred stock is convertible at the option of the holders at any time prior to April 1, 2012, into shares of Common Stock at a rate, subject to adjustment in certain events, of 14.368 shares of Common Stock for each share of convertible preferred stock. The Company will be entitled to redeem the convertible preferred stock after April 10, 2005, by paying cash, Common Stock or a combination thereof, at the Company's option. From April 10, 2005 until March 31, 2006, the redemption price for each share will equal $518.75 plus accumulated and unpaid dividends. The redemption price will decline ratably each year beginning on April 1, 2006, until it equals $500.00 on April 1, 2010 and thereafter will remain at $500.00 until redeemed. If the Company elects to pay the redemption price with Common Stock, the market price of the Common Stock for purposes of calculating the number of shares required to satisfy the redemption payment will be equal to 95% of the average of the closing price of the Common Stock on the ten trading days following the end of the notice period specified in the redemption notice. The number of shares of Common Stock to be delivered to the holders of convertible preferred stock will be the amount of the redemption payment divided by the market price of the Common Stock determined as described above.

     Upon the occurrence of a change of control, as defined in the Certificate of Designations governing the convertible preferred stock, each holder of the convertible preferred stock has the right to require the Company to purchase all or a portion of the holder's convertible preferred stock at a price equal to the liquidation preference plus accumulated and unpaid dividends. The Company may pay the redemption price in respect of the change of control purchase obligation in cash or Common Stock or a combination thereof. If the Company pays the redemption price in Common Stock, the market price of the Common Stock will be determined the same way as if the convertible preferred stock were being redeemed by the Company.

     The Company will be required to redeem all the remaining shares of the convertible preferred stock on April 1, 2012. In the event of the liquidation, dissolution or winding up of the Company's business, holders of the convertible preferred stock are entitled to receive the liquidation preference of $500 per share plus all accrued and unpaid dividends. Except as may be required by Delaware law, or if the Company fails to pay dividends for six quarters, the convertible preferred stock will have no voting rights.

     The payment of dividends or other distributions on the Common Stock is subject to the declaration and payment of preferential dividends on the convertible preferred stock. Upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the rights of the holders of Common Stock are subordinate to the rights of holders of convertible preferred stock to receive their aggregate liquidation preference. Accordingly, the issuance of convertible preferred stock may adversely affect the rights of the holders of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        The exhibits listed on the Exhibit Index are filed herewith.

     (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quincy, State of Massachusetts, on May 15, 2000.

                                          NETWORK PLUS CORP.

                                          By: /s/      GEORGE ALEX
                                            ------------------------------------
                                                        George Alex
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     TITLE
  -------    -----

     10.1 Letter agreement, dated March 9, 2000, by and among the Registrant and Network Plus, Inc., jointly and severally, as the Borrower, Goldman Sachs Credit Partners L.P.
             ("Goldman"), as Syndication and Arrangement Agent, Fleet
             National Bank ("Fleet"), as Agent, and Fleet, Goldman and other lenders, as Lenders, amending the Loan and Security
             Agreement, dated October 7, 1998, as amended, by and among the Borrower, Agent, Syndication and Arrangement Agent and
             Lenders.

     10.2 Letter agreement, dated March 15, 2000, by and among the Registrant and Network Plus, Inc., jointly and severally, as the Borrower, Goldman Sachs Credit Partners L.P.
             ("Goldman"), as Syndication and Arrangement Agent, Fleet
             National Bank ("Fleet"), as Agent, and Fleet, Goldman and other lenders, as Lenders, amending the Loan and Security
             Agreement, dated October 7, 1998, as amended, by and among the Borrower, Agent, Syndication and Arrangement Agent and
             Lenders.

     10.3 Letter agreement, dated March 9, 2000, by and between Network Plus, Inc. and Comdisco, Inc., amending the Master
             Lease Agreement, dated as of December 30, 1998, as amended, by and among Comdisco, Inc. and Network Plus, Inc.

       27    Financial Data Schedule