Form 10-Q
period 2000-06-30
NETWORK PLUS CORP
filed 2000-08-14
CIK 1065633

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-26313

                               NETWORK PLUS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                                04-3430576
           (STATE OR OTHER JURISDICTION OF                                   (IRS EMPLOYER
           INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                234 COPELAND STREET,                                             02169
                QUINCY, MASSACHUSETTS                                         (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER)

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

                              Yes  [X]     No  [ ]

     The number of shares of the registrant's Common Stock ($0.01 par value) outstanding on August 9, 2000 was 60,192,364.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Network Plus Corp.
  Unaudited Condensed Consolidated Balance Sheets as of June
     30, 2000 and December 31, 1999.........................     2
  Unaudited Condensed Consolidated Statements of Operations
     for the Three and Six Months Ended June 30, 2000 and
     1999...................................................     3
  Unaudited Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2000 and 1999........     4
  Notes to Unaudited Condensed Consolidated Financial
     Statements.............................................     5
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     8
Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................    13
PART II -- OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds..........    13
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................    14
Item 6.  Exhibits and Reports on Form 8-K...................    14
Exhibit Index...............................................    15
Signatures..................................................    16

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NETWORK PLUS CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................  $132,586      $ 43,031
  Accounts receivable, net of allowance for doubtful
     accounts of $2,331 and $2,624, respectively............    49,483        31,814
  Prepaid expenses..........................................     2,161           489
  Other current assets......................................     1,107           958
                                                              --------      --------
     Total current assets...................................   185,337        76,292
Property and equipment, net.................................   221,401       101,944
Other assets................................................       734         1,117
Investment..................................................     1,554         3,333
Intangible assets, net......................................     1,966         3,286
                                                              --------      --------
     Total assets...........................................  $410,992      $185,972
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $ 49,725      $ 48,704
  Accrued liabilities.......................................    12,492         6,370
  Current portion of capital lease obligations..............    11,835        11,346
                                                              --------      --------
     Total current liabilities..............................    74,052        66,420
Long-term debt and capital lease obligations................    35,491        28,188
Long-term note payable to stockholder.......................     1,875         1,875
Other long-term liabilities.................................       303           208
Commitments
Redeemable 7 1/2% Series A cumulative convertible preferred
  stock, $.01 par value, 500 shares authorized, 250 and no
  shares, respectively, issued and outstanding..............   122,012            --
Stockholders' equity
  Common stock, $0.01 par value, 150,000 shares authorized,
     60,037 and 54,795 shares, respectively, issued and
     outstanding............................................       600           548
Additional paid-in capital..................................   264,606       138,767
Stock subscription receivable...............................        --          (155)
Warrants....................................................     4,249         4,405
Other comprehensive income (loss)...........................      (946)          833
Accumulated deficit.........................................   (91,250)      (55,117)
                                                              --------      --------
     Total stockholders' equity.............................   177,259        89,281
                                                              --------      --------
     Total liabilities and stockholders' equity.............  $410,992      $185,972
                                                              ========      ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                               NETWORK PLUS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Revenues........................................  $ 54,427    $ 36,313    $104,686    $ 69,894
Operating expenses
  Costs of services.............................    41,562      29,771      82,416      56,317
  Selling, general and administrative
     expenses...................................    27,490      12,404      47,543      23,120
  Depreciation and amortization.................     6,560       1,844      11,309       2,828
                                                  --------    --------    --------    --------
                                                    75,612      44,019     141,268      82,265
                                                  --------    --------    --------    --------
Operating loss..................................   (21,185)     (7,706)    (36,582)    (12,371)
Other income (expense)
  Interest income...............................     2,634          21       3,043         162
  Interest expense..............................    (1,163)       (795)     (2,611)     (1,316)
  Other income (expense)........................       (10)         21          17          39
                                                  --------    --------    --------    --------
                                                     1,461        (753)        449      (1,115)
                                                  --------    --------    --------    --------
Net loss before income taxes....................   (19,724)     (8,459)    (36,133)    (13,486)
Benefit for income taxes........................        --          --          --      (1,810)
                                                  --------    --------    --------    --------
Net loss........................................   (19,724)     (8,459)    (36,133)    (11,676)
  Preferred stock dividends and accretion of
     offering expenses and discount.............     2,262       1,602       2,262       3,156
Net loss applicable to common stockholders......  $(21,986)   $(10,061)   $(38,395)   $(14,832)
                                                  ========    ========    ========    ========
Net loss per share applicable to common
  stockholders
  Basic and diluted.............................  $  (0.37)   $  (0.22)   $  (0.67)   $  (0.33)
                                                  ========    ========    ========    ========
Weighted average shares outstanding
  Basic and diluted.............................    59,358      45,422     (57,216)     45,355
                                                  ========    ========    ========    ========
Comprehensive loss
  Net loss......................................  $(19,724)   $ (8,459)   $(36,133)   $(11,676)
  Unrealized (loss) gain on investment
     securities, net of tax.....................      (946)         --      (1,779)      1,477
                                                  --------    --------    --------    --------
Comprehensive (loss)............................  $(20,670)   $ (8,459)   $(37,912)   $(10,199)
                                                  ========    ========    ========    ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                               NETWORK PLUS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities:
  Net loss..................................................  $ (36,133)   $(11,676)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................     11,309       2,828
     Loss on disposal of fixed assets.......................         94          --
     Interest expense on note payable to stockholder........         95          75
     Stock-based compensation...............................        101          --
     Changes in assets and liabilities
       Accounts receivable..................................    (17,669)     (6,285)
       Prepaid expenses.....................................     (1,672)         --
       Deferred taxes.......................................         --      (1,810)
       Other current assets.................................       (149)       (261)
       Other assets.........................................        383          74
       Accounts payable.....................................      1,021      12,051
       Accrued liabilities..................................      6,122       2,992
       Other liabilities....................................        752          --
                                                              ---------    --------
          Net cash used for operating activities............    (35,746)     (2,012)
Cash flows from investing activities:
  Capital expenditures......................................   (116,142)    (15,440)
  Purchase of investment....................................         --      (2,500)
  Proceeds from sale and leaseback of fixed assets..........         --       4,467
                                                              ---------    --------
          Net cash used for investing activities............   (116,142)    (13,473)
Cash flows from financing activities:
  Net proceeds from revolving credit facility...............         --      10,000
  Principal payments on capital lease obligations...........     (6,358)     (3,112)
  Net proceeds from the issuance of common stock............    128,051          --
  Net proceeds form the issuance of preferred stock.........    119,750          --
  Distribution to stockholders..............................         --          (3)
                                                              ---------    --------
          Net cash provided by financing activities.........    241,443       6,885
                                                              ---------    --------
Net increase (decrease) in cash.............................     89,555      (8,600)
Cash and cash equivalents at beginning of period............     43,031      12,197
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 132,586    $  3,597
                                                              =========    ========
Noncash Investing and Financing Activities:
  Fixed assets acquired under capital leases................  $  13,398    $ 26,582
                                                              =========    ========
  Preferred stock dividends paid-in-kind....................  $   2,262    $  3,156
                                                              =========    ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                               NETWORK PLUS CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments, consist only of adjustments of a normal, recurring nature. The balance sheet data as of December 31, 1999 has been derived from the Company's audited financial statements.

     These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 which are contained in the Company's Form 10-K, as amended, for such year end, as well as the Registration Statements on Form S-3, as amended (File Nos. 333-32040 and 333-32042), effective April 6, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year ended December 31, 2000 or any future period.

     Certain amounts in the financial statements for the prior year have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.

2. REVOLVING CREDIT AGREEMENTS

     On October 7, 1998, the Company entered into a loan agreement with Goldman Sachs Credit Partners, L.P. and Fleet National Bank ("Fleet") for a $60,000 revolving credit facility (as amended the "Senior Credit Facility"). Under the Senior Credit Facility, $30,000 of the $60,000 is immediately available, while the additional $30,000 is available based upon a percentage of accounts receivable. Interest is payable monthly at one percent above the prime rate. The Senior Credit Facility requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization and debt to revenue ratios, places the Company in default in the event of a material adverse change in the Company's business and restricts our ability to pay dividends. In March 2000, the Senior Credit Facility was extended for 90 days and was terminated by the Company on June 29, 2000. There were no amounts outstanding under the Senior Credit Facility on June 30, 2000 and December 31, 1999.

3. PROPERTY AND EQUIPMENT

                                                ESTIMATE       JUNE 30,    DECEMBER 31,
                                               USEFUL LIFE       2000          1999
                                              -------------    --------    ------------
Network infrastructure and equipment........    5 and 10       $109,633      $ 50,276
                                                  years
Computer equipment..........................    3-5 years         9,758         5,228
Office furniture and equipment..............     7 years          2,923         1,975
Software....................................     3 years          7,060         6,325
Motor vehicles..............................     5 years            456           256
Leasehold improvements......................  Term of Lease      13,949         7,959
Construction in progress....................                     98,038        40,355
                                                               --------      --------
                                                                241,817       112,374
Less accumulated depreciation and
  amortization..............................                    (20,416)      (10,430)
                                                               --------      --------
                                                               $221,401      $101,944
                                                               ========      ========

                               NETWORK PLUS CORP.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations consist of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Notes payable...............................................  $     50      $    200
Capital lease obligations...................................    47,276        39,334
Less current portion........................................   (11,835)      (11,346)
                                                              --------      --------
                                                              $ 35,491      $ 28,188
                                                              ========      ========

     Property and equipment under capital leases are as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Network infrastructure and equipment........................  $46,228       $34,770
Computer equipment..........................................    3,641         2,062
Motor vehicles..............................................      336            99
Construction in progress....................................    9,820         9,696
                                                              -------       -------
                                                               60,025        46,627
Less accumulated amortization...............................   (8,333)       (4,004)
                                                              -------       -------
                                                              $51,692       $42,623
                                                              =======       =======

5. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
Net loss applicable to Network Plus
  Corp. common stock -- basic and
  diluted...............................  $(21,986)   $(10,061)   $(38,395)   $(14,832)
Shares used in loss per share basic and
  diluted...............................    59,358      45,422      57,216      45,355
Net loss per share applicable to common
  stockholders -- basic and diluted.....  $  (0.37)   $  (0.22)   $  (0.67)   $  (0.33)
                                          ========    ========    ========    ========

     Warrants for the purchase of 1,366 and 1,428 shares and stock options for the purchase of 4,353 and 4,066 shares of common stock were not included in the computation of net loss per share for the three months and six months ended June 30, 2000 and 1999, respectively, because inclusion of such shares would have an anti-dilutive effect. In addition, the conversion of the convertible preferred stock to 3,592 shares of common stock was not included in the computation of net loss per share for the three and six months ended June 30, 2000, because inclusion of such shares would have an anti-dilutive effect.

                               NETWORK PLUS CORP.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

6. NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accountants Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company does not anticipate any impact of SAB 101 on its results of operations and financial position.

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

7. SEGMENT INFORMATION

     The Company has two reportable segments which management operates as distinct sales organizations: these two segments are segregated by the type of customer base to whom services are provided. The two customer base types are: retail telecommunications and data services, and wholesale telecommunications. The Company measures and evaluates its two reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services including voice and data transport, enhanced and custom calling features, colocation, and DSL services. This segment focuses on selling these services to end user customers, such as businesses and residences. The wholesale telecommunications segment provides transport and termination services. This segment focuses on selling these services to large communication carriers, who utilize the Company's excess capacity to provide telephone voice services to their customers.

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      2000       1999        2000       1999
                                                     -------    -------    --------    -------
Revenues:
  Retail telecommunications and data services......  $33,092    $22,643    $ 60,953    $44,722
  Wholesale telecommunications.....................   21,335     13,670      43,733     25,172
                                                     -------    -------    --------    -------
Total revenues.....................................  $54,427    $36,313    $104,686    $69,894
                                                     =======    =======    ========    =======
Costs of services:
  Retail telecommunications and data services......  $22,553    $17,533    $ 42,956    $33,163
  Wholesale telecommunications.....................   19,009     12,238      39,460     23,154
                                                     -------    -------    --------    -------
Total costs of services............................  $41,562    $29,771    $ 82,416    $56,317
                                                     =======    =======    ========    =======

8. RECENT FINANCING

     On April 12, 2000, the Company sold in concurrent underwritten public offerings (i) 5,000 shares of common stock for aggregate net proceeds of $122,892 to the Company and $13,400 to certain selling stockholders and (ii) 2,500 depositary shares, each representing 1/10 of a share of 7 1/2% series A cumulative convertible preferred stock for aggregate net proceeds to the Company of $119,750. Each depositary share is initially convertible into 1.4368 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Network Plus (the "Company") included herein as well as the consolidated financial statements and notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K as amended, for the fiscal year ended December 31, 1999 (the "1999 10-K") as well as the registration statements on Form S-3, as amended (File Nos. 333-32040 and 333-32042), effective April 6, 2000 (collectively the "S-3 Registration Statements"). In addition to historical information, the following discussion and other information in this report contains forward-looking information that involves risks and uncertainties. For this purpose, any statement that is not a statement of historical fact is forward-looking information, including without limitation statements concerning the Company's future capital requirements, sufficiency of available capital and availability of additional financing. Without limiting the generality of the foregoing, words such as "believes," "anticipates," "expects" and similar expressions identify forward-looking statements. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risk associated with the Company's expansion plans and other factors discussed in the 1999 10-K and the S-3 Registration Statements and below under "Certain Factors That May Affect Future Operating Results."

OVERVIEW

     Network Plus is a network-based communications provider offering a comprehensive suite of broadband data, telecommunications and e.Commerce hosting services. The Company's services include local and long distance voice, high-speed data, Internet and web and managed server hosting. The Company currently utilizes digital subscriber line, or DSL, technology to provide high-speed data and Internet access and provides local and long distance services using voice over digital subscriber line, or VoDSL, technology. The Company currently serves small and medium-sized business customers principally in the northeastern and southeastern regions of the United States.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                                 JUNE 30           JUNE 30
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%   100.0%
Costs of services...........................................   76.4     82.0     78.7     80.6
Selling, general and administrative.........................   50.5     34.2     45.4     33.1
Depreciation and amortization...............................   12.1      5.1     10.8      4.0
Operating loss..............................................  (38.9)   (21.2)   (34.9)   (17.7)
Other income (expense)......................................    2.7     (2.1)     0.4     (1.6)
Net loss before income taxes................................  (36.2)%  (23.3)%  (34.5)%  (19.3)%

  Three and Six Months Ended June 30, 2000 Compared to The Three and Six Months Ended June 30, 1999.

     Revenues

     Revenues increased $18.1 million, or 50%, to $54.4 million for the three months ended June 30, 2000 from $36.3 million for the same period in the prior year. Revenues from the sale of local services represented 24% of total revenue for the period ended June 30, 2000, contributing $13.1 million in revenues, as compared to 14% of total revenue for the same period in the prior year. Revenues generated from international wholesale traffic, which results from utilizing excess capacity on our long distance switches, represented 39% of total revenues, generating $21.3 million in revenues, for the three months ended June 30, 2000 as compared to 45% for the same period in the prior year. Revenues from retail long distance services represented 29% of total revenue or $16.0 million for the period ended June 30, 2000 as compared to 37% of total revenue for the same period in the prior year. Revenue from data services increased to 7% of total revenue, totaling $3.7 million, for the period ended June 30, 2000, from 4% for the same period in the prior year.
For the six month period ended June 30, 2000, revenue increased $34.8 million, or 50%, to $104.7 million from $69.9 million for the same period in the prior year. Local service revenue represents 19% of year to date revenues compared to 7% for the same period in the prior year. Local lines in service at June 30, 2000 increased 228% to 117,500 from 35,983 lines in service at June 30, 1999. International wholesale revenue represents 42% of year to date revenue compared to 36% for the same period in the prior year. We operate in a competitive market for long distance service, which has experienced price erosion of the average rate per minute from the prior year. We expect this price trend to continue in the future.

     Costs of Services

     Costs of services increased $11.8 million, or 40%, to $41.6 million for the three months ended June 30, 2000 from $29.8 million for the same period in the prior year. As a percentage of revenues, costs of services decreased to 76% for the three months ended June 30, 2000 from 82% for the three months ended June 30, 1999. Costs of service increased $26.1 million, or 46%, to $82.4 million for the six months ended June 30, 2000 from $56.3 million for the same period in the prior year. As a percent of revenue, cost of service decreased to 79% for the six month period ended June 30, 2000 from 81% for the six month period ended June 30, 1999.

     The increase in costs of services of 40% and 46% for the three month and six month periods ended June 30, 2000, respectively compared to the same periods in the prior year is due to the increase in total revenues of 50% for both periods. The decrease in costs of services as a percent of revenue is due to the change in the mix of services provided as revenue from local service and data services increased as a percent of total revenue. As the deployment of our local network continues and the facilities become operational, the costs associated with the co-location facilities, including rent and access charges, are reflected in cost of services. These costs are generally fixed and will result in fluctuations in margin in the future as a result the fully available capacity is not immediately utilized in these co-locations.

     Selling, General and Administrative

     Selling, general and administrative expenses increased $15.1 million, or 122%, to $27.5 million for the three months ended June 30, 2000 from $12.4 million for the same period in the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 51% for the three months ended June 30, 2000 from 34% for the same period in the prior year. Selling, general and administrative expenses increased $24.4 million, or 106%, to $47.5 million for the six month period ended June 30, 2000 from $23.1 million for the same period in the prior year. We employed 886 people at June 30, 2000, compared with 395 at June 30, 1999, resulting in an increase in payroll and related expenses of 114% for the quarter and 94% year to date. The sales organization increased by 190 people as compared to the prior period, and we added 139 people to support the build-out of our local network. We expect selling, general and administrative expenses to continue to increase as we add employees to support our anticipated growth. Other selling, general and administrative expenses increased as a result of our growth in revenues and the expansion of the infrastructure to support future growth. Costs associated with the co-location facilities including rent, access and leased line charges for facilities which are not fully deployed are included in selling, general and administrative expenses. We expect these charges to increase until the co-location facilities become operational at which time the related costs are reclassified to costs of services.

     Depreciation and Amortization

     Depreciation and amortization increased $4.7 million, or 256%, to $6.5 million for three months ended June 30, 2000 from $1.8 million for the same period in the prior year. Depreciation and amortization increased $8.5 million, or 300%, to $11.3 million for six months ended June 30, 2000 from $2.8 million for the six months ended June 30, 1999. The increase is primarily due to additional local network facilities, fiber, computer and other telecommunications and data services equipment to support our network expansion. We expect the depreciation and amortization expense to increase as we bring additional local network facilities on-line, including the Southeast switch facilities, and as we make additional investments in our network and operational infrastructure.

     Interest

     Interest income net of interest expense increased $2.2 million to $1.5 million for the three months ended June 30, 2000 from a net interest expense of $774,000 for the same period in the prior year. Interest income net of expense increased $1.6 million to $432,000 for the six months ended June 30, 2000 from a net interest expense of $1.2 million for the same period prior year. The increase is primarily due to the investment of capital obtained from the common and preferred stock offerings in April 2000. We expect interest income to decrease as the capital raised from the offerings are used in the continued buildout of the local network and to fund operating activities.

     Net Loss and Net Loss Applicable to Common Stockholders

     As a result of the increase in selling, general and administrative expenses, depreciation and amortization, and net interest income noted above, we incurred a net loss of $19.7 million and $36.1 million for the three and six months ended June 30, 2000, respectively compared to $8.5 million and $11.7 million for the same periods in the prior year.

     The effect of the preferred stock dividends and accretion of offering expenses of $2.3 million for the three months ended June 30, 2000 and $1.6 million for the three months ended June 30, 1999 contributed to net losses applicable to common stockholders, which were $22.0 million for the period ended June 30, 2000 and $10.1 million for the same period in the prior year. There were no dividends or accretion of offering expenses during the first three months of 2000, accordingly, for the six months ended June 30, 2000, net loss was increased by $2.3 million resulting in net loss applicable to common shareholders of $38.4 million. For the six months ended June 30, 1999 the Company accrued dividends and accretion of offering expenses of $3.2 million contributing to net losses applicable to common shareholders, which were $14.8 million for this period. Dividends payable on the convertible preferred stock sold by us in our April 12, 2000 offering and our anticipated increase in net losses will result in increased net loss applicable to common stockholders in the future.

     EBITDA. EBITDA was negative $14.6 million for the three months ended June 30, 2000 compared to negative $931,000 for the three months ended June 30, 1999. EBITDA for the six months ended June 30, 2000 was negative $25.2 million compared to negative $9.5 million for the same period in the prior year. This increase was due to the rapid implementation of our local network and infrastructure to support future growth.

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

     On August 11, 2000, we received a commitment from Goldman Sachs Credit Partners L.P., FleetBoston Robertson Stephen, Inc., DLJ Capital Bridge Finance, Inc. and Fleet National Bank to provide a new senior secured credit facility in a total principal amount of up to $225 million. Borrowings under the new senior secured credit facility will bear interest at a rate generally equal to the lesser of (a) prime (or, if greater, the federal fund rate plus 0.5%) plus 4% or
(b) the Eurodollar rate plus 6.5% per annum, increasing by 0.75% per annum commencing on June 30, 2001 and each fiscal quarter thereafter. We will be required to pay certain fees and issue certain warrants to the lenders in connection with this facility. All outstanding amounts under this facility must be repaid in full by June 30, 2002, at which time we expect to seek to replace this facility.

     This new senior secured credit facility will replace our previous $60 million Fleet/Goldman senior credit facility which we terminated on June 29, 2000. No amounts were outstanding under the senior credit facility on June 30, 2000. We currently intend to use this new facility for working capital, the purchase and acquisition of telecommunications assets and general corporate purposes. We expect this facility to become available by October 2000. The closing of the new senior credit facility is subject to the execution of definitive agreements and customary closing conditions including no material adverse change in our business, and there can be no assurance this facility will become available on the proposed terms or at all. In the event this facility does not become available, we anticipate that we will need to seek alternative sources of financing or, if no such financing is available on acceptable terms, scale back or delay our expansion plans.

     Total assets were $411.0 million at June 30, 2000 compared to $186.0 million at December 31, 1999. Cash and cash equivalents were $132.6 million at June 30, 2000 compared to $43.0 million at December 31, 1999. Net cash used for operating activities was $35.9 million during the six months ended June 30, 2000 as compared to $2.0 million during the six months ended June 30, 1999. Capital expenditures were $116.0 million and $15.4 million for the six months ended June 30, 2000 and June 30, 1999, respectively.

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

     Our ability to meet our projected growth will require substantial cash resources. We estimate that the anticipated expansion of our network infrastructure from July 1, 2000 through year-end 2000 and in 2001, including the addition of co-locations, switches, e.Commerce data centers and other network elements and our anticipated funding of negative cash flow from operating activities through year-end 2000 and in 2001, will require significant additional capital. Furthermore, if we acquire other businesses, we may require additional financing. We expect the proceeds of our common stock and convertible preferred stock offerings in April 2000, and proposed financing arrangements and cash flow from operations to provide sufficient capital to fund our operations for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company had operating losses for the three and six months ended June 30, 2000 and in each of the last five years and negative cash flow from operations for the three and six months ended June 30, 2000 and in the year ended December 31, 1999. The Company expects to incur significant expenditures in connection with the acquisition, development and expansion of its network infrastructure, product offerings, information technology systems and employee base. As a result, the Company expects to incur significant future operating losses and negative cash flow. If its revenues do not increase significantly or the increase in its expenses is greater than expected, the Company may not achieve or sustain profitability or generate positive cash flow in the future.

     The Company's ability to meet its projected growth will require substantial cash resources. The Company's ability to satisfy future capital needs will depend upon its ability to enter into a new credit facility, renegotiate or replace its equipment lease facilities, and raise any additional required capital. The Company can give no assurance that it will be able to close the new senior secured credit facility and renegotiate or replace its credit and equipment lease facilities on acceptable terms or at all. Additional financing may also place significant limits on its financial and operating flexibility or may not be available. Failure to obtain future financing when needed or on acceptable terms could cause the Company to delay or abandon its development and expansion plans and could materially adversely affect its growth and ability to compete.

     The Company has a significant amount of indebtedness outstanding and, as a result of its growth strategy, expects to incur significant additional indebtedness in the future. The Company's ability to make cash payments with respect to its outstanding or future indebtedness and to repay its obligations on such indebtedness at maturity or failure will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. In addition, the terms of the indebtedness impose operating restrictions on the Company, which limit its flexibility and create a risk that it could default on its obligations.

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

     The Company's success will depend upon its ability to develop and expand its network infrastructure and support services in order to offer local telecommunication services, Internet access and other services. Executing the Company's business strategy will require that the Company enter into agreements, on acceptable terms and conditions, with various providers of infrastructure capacity, in particular, interconnection agreements with ILECs and peering agreements with internet service providers. No assurance can be given that any or all of the requisite agreements can be obtained on satisfactory terms and conditions.

     The Company has limited experience providing Internet access, broadband data including VODSL and DSL, web and managed server hosting and local services on its own network. There can be no assurance that these services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

     The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services, DSL services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon incumbent local exchange carriers and other carriers to provide telecommunications services and facilities to the Company and its customers and upon third parties for other services. There can be no assurance that the Company will be able to obtain such services or facilities on the scale and within the time frames required by the Company at an affordable cost, or at all.

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

     We depend upon Verizon (formerly Bell Atlantic) to provide services related to moving traffic onto our network and for repair service. Our results of operations could be adversely affected by the continuation of the labor strike at Verizon.

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

     The following is a summary of certain terms of the convertible preferred stock. For a complete description of the terms of the convertible preferred stock, reference is made to the Certificate of Designations incorporated by reference as an exhibit hereto.

     The convertible preferred stock is subordinated to the Company's existing, and any future, indebtedness, but ranks pari passu with any existing or future preferred stock and has priority over the Company's Common Stock.

     Dividends on the convertible preferred stock are payable quarterly and accumulate at a rate of 7 1/2% per annum per share on a liquidation preference of $500 per share, or $37.50 per annum per share. Dividends may, at the Company's option, be paid in cash, shares of Common Stock or a combination thereof. If the Company elects to pay a dividend with Common Stock, the market price of the Company's Common Stock for purposes of calculating the number of shares required to satisfy the dividend payment will be equal to 95% of the average of the closing price of the Common Stock on the five trading days preceding the dividend payment date. The number of shares of Common Stock to be delivered to the holders of the convertible preferred stock will be the amount of the dividend payment divided by the market price of the Common Stock determined as described above. The first dividend payment of $8.229 per share of convertible preferred stock was paid in July 2000 resulting in the issuance by the Company of an aggregate of 145,000 shares of common stock.

     Unless previously redeemed or repurchased, the convertible preferred stock is convertible at the option of the holders at any time prior to April 1, 2012, into shares of Common Stock at a rate, subject to adjustment in certain events, of 14.368 shares of Common Stock for each share of convertible preferred stock. The Company will be entitled to redeem the convertible preferred stock after April 10, 2005, by paying cash, Common Stock or a combination thereof, at the Company's option. From April 10, 2005 until June 30, 2006, the redemption price for each share will equal $518.75 plus accumulated and unpaid dividends. The redemption price will decline ratably each year beginning on April 1, 2006, until it equals $500.00 on April 1, 2010 and thereafter will remain at $500.00 until redeemed. If the Company elects to pay the redemption price with Common Stock, the market price of the Common Stock for purposes of calculating the number of shares required to satisfy the redemption payment will be equal to 95% of the average of the closing price of the Common Stock on the ten trading days following the end of the notice period specified in the redemption notice. The number of shares of Common Stock to be delivered to the holders of convertible preferred stock will be the amount of the redemption payment divided by the market price of the Common Stock determined as described above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 2000 Annual Meeting of Stockholders held on June 6, 2000, the following proposals were adopted by the stockholders of the Company by the votes specified below:

                                                                   AGAINST OR                BROKER
     PROPOSAL                                           FOR         WITHHELD     ABSTAIN    NON-VOTES
     --------                                        ----------    ----------    -------    ---------
1.   Election of one Class I Director to serve for
     a three-year term:
     Robert T. Hale, Jr............................  52,980,792     671,195          --        --
2.   Ratification of the selection of
     PricewaterhouseCoopers LLP as the Company's
     independent accountants for the current fiscal
     year..........................................  53,628,859       5,419      17,709        --

     In addition to the Directors elected at the Annual Meeting, the term of office of the following Directors also continued following the meeting: Robert
T. Hale, James J. Crowley, David D. Martin and Joseph C. McNay.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          The exhibits listed on the Exhibit Index are filed herewith.

     (b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               TITLE
-------                              -----
 4.3(1)   Certificate of Designation for 7 1/2% Series A Cumulative
          Convertible Preferred Stock.
 4.4(1)   Deposit Agreement for Depositary Shares representing 7 1/2%
          Series A Cumulative Convertible Preferred Stock, among the
          Registrant, American Stock Transfer & Trust Company, as
          Depositary, and the Holders from time to time of the
          Depositary Shares, dated as of April 6, 2000 filed herewith as Exhibit 4.4).
27        Financial Data Schedule.

---------------
(1) Incorporated by reference to the Company's Form 8-A filed with the Securities and Exchange Commission on April 13, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quincy, State of Massachusetts, on August 11, 2000.

                                          NETWORK PLUS CORP.

                                          By:      /s/ ROBERT COBUZZI
                                            ------------------------------------
                                                       Robert Cobuzzi
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)