Form 10-Q
period 2000-09-30
NETWORK PLUS CORP
filed 2000-11-09
CIK 1065633

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-26313

                            ------------------------

                               NETWORK PLUS CORP.
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]

                            ------------------------

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on November 3, 2000 was 61,819,726.

================================================================================

                                   FORM 10-Q

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
Network Plus Corp.
     Unaudited Condensed Consolidated Balance Sheets as of
      September 30, 2000 and December 31, 1999..............     2
     Unaudited Condensed Consolidated Statements of
      Operations for the Three and Nine Months Ended
      September 30, 2000 and 1999...........................     3
     Unaudited Condensed Consolidated Statements of Cash
      Flows for the Nine Months Ended September 30, 2000 and
      1999..................................................     4
     Notes to Unaudited Condensed Consolidated Financial
      Statements............................................     5
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     8
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    14

PART II -- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds...........    15
Item 6. Exhibits and Reports on Form 8-K....................    15
Signatures..................................................    16

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NETWORK PLUS CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents..............................    $ 71,759         $ 43,031
     Accounts receivable, net of allowance for doubtful
      accounts of $1,955 and $2,624, respectively...........      52,359           31,814
     Prepaid expenses.......................................       1,324              489
     Other current assets...................................       2,450              958
                                                                --------         --------
          Total current assets..............................     127,892           76,292
Property and equipment, net.................................     256,065          101,944
Other assets................................................      18,348            1,117
Investment..................................................       1,233            3,333
Intangible assets, net......................................       1,513            3,286
                                                                --------         --------
          Total assets......................................    $405,051         $185,972
                                                                ========         ========

                   LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable.......................................    $ 52,977         $ 48,704
     Accrued liabilities....................................      14,017            6,370
     Current portion of capital lease obligations...........      15,483           11,346
                                                                --------         --------
          Total current liabilities.........................      82,477           66,420
Long-term debt and capital lease obligations................      30,578           28,188
Long-term note payable to stockholder.......................       1,875            1,875
Other long-term liabilities.................................         355              208
COMMITMENTS
     Redeemable 7 1/2% Series A Cumulative Convertible
      Preferred Stock, par value $0.01 per share, 500 shares
      authorized: 250 and no shares issued and outstanding,
      respectively; aggregate liquidation preference of
      $127,467 on September 30, 2000........................     122,422               --
STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 150,000 shares
      authorized, 61,474 and 54,795 shares, respectively,
      issued and outstanding................................         614              548
Additional paid-in capital..................................     268,419          138,767
Stock subscription receivable...............................          --             (155)
Warrants....................................................      11,553            4,405
Other comprehensive income (loss)...........................      (1,267)             833
Accumulated deficit.........................................    (111,975)         (55,117)
                                                                --------         --------
          Total stockholders' equity........................     289,766           89,281
                                                                --------         --------
          Total liabilities, preferred stock and
            stockholders' equity............................    $405,051         $185,972
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

                               NETWORK PLUS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS           NINE MONTHS
                                                        ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues..............................................  $ 62,158   $ 39,381   $166,844   $109,275
Operating expenses
     Costs of services................................    48,528     31,851    130,944     88,168
     Selling, general and administrative expenses.....    27,443     12,983     74,986     36,103
     Depreciation and amortization....................     7,780      2,386     19,089      5,214
                                                        --------   --------   --------   --------
                                                          83,751     47,220    225,019    129,485
                                                        --------   --------   --------   --------
Operating loss........................................   (21,593)    (7,839)   (58,175)   (20,210)
Other income (expense)
     Interest income..................................     1,992        929      5,034      1,091
     Interest expense.................................      (947)      (987)    (3,559)    (2,302)
     Other income (expense)...........................      (176)       162       (158)       201
                                                        --------   --------   --------   --------
                                                             869        104      1,317     (1,010)
                                                        --------   --------   --------   --------
Net loss before income taxes..........................   (20,724)    (7,735)   (56,858)   (21,220)
Provision for income taxes............................        --      2,770         --        961
                                                        --------   --------   --------   --------
Net loss..............................................   (20,724)   (10,505)   (56,858)   (22,181)
     Preferred stock dividends and accretion of
       offering expenses and discount.................     2,576      7,569      4,838     10,725
                                                        --------   --------   --------   --------
Net loss applicable to common stockholders............  $(23,300)  $(18,074)  $(61,696)  $(32,906)
                                                        ========   ========   ========   ========
Net loss per share applicable to common stockholders
  Basic and diluted...................................  $  (0.39)  $  (0.33)  $  (1.06)  $  (0.68)
                                                        ========   ========   ========   ========
Weighted average shares outstanding Basic and
  diluted.............................................    60,428     54,440     58,287     48,369
                                                        ========   ========   ========   ========
Comprehensive loss
     Net loss.........................................  $(20,724)  $(10,505)  $(56,858)  $(22,181)
     Unrealized gain (loss) on investment securities,
       net of tax.....................................      (321)    (1,408)    (2,100)        69
                                                        --------   --------   --------   --------
Comprehensive loss....................................  $(21,045)  $(11,913)  $(58,958)  $(22,112)
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

                               NETWORK PLUS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...............................................  $ (56,858)  $(22,181)
     Adjustments to reconcile net loss to net cash used for
      operating activities:
       Depreciation and amortization........................     19,089      5,214
       Loss on disposal of fixed assets.....................         94         18
       Interest payable on note payable to stockholder......        147        115
       Compensation charge on stock options.................        101         --
       Changes in assets and liabilities:
          Accounts receivable...............................    (20,545)   (15,081)
          Prepaid expenses..................................       (835)        --
          Deferred taxes....................................         --        961
          Other current assets..............................     (1,492)       108
          Other assets......................................       (292)      (120)
          Accounts payable..................................      4,273     12,698
          Accrued liabilities...............................      7,647      3,338
          Other liabilities.................................      1,079         --
                                                              ---------   --------
               Net cash used for operating activities.......    (47,592)   (14,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................   (156,678)   (25,453)
     Purchase of investment.................................         --     (2,500)
     Proceeds from sale and leaseback of fixed assets.......         --      4,516
                                                              ---------   --------
               Net cash used for investing activities.......   (156,678)   (23,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations........     (9,405)    (4,891)
     Costs incurred in connection with debt facility........     (5,998)
       Net proceeds from the issuance of common stock.......    128,651    136,896
       Net proceeds from the issuance (redemption) of
        preferred stock.....................................    119,750    (45,871)
     Distribution to stockholders...........................         --         (3)
                                                              ---------   --------
               Net cash provided by financing activities....    232,998     86,131
Net increase in cash........................................     28,728     47,764
Cash at beginning of period.................................     43,031     12,197
                                                              ---------   --------
Cash at end of period.......................................  $  71,759   $ 59,961
                                                              =========   ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Fixed assets acquired under capital leases.............  $  14,853   $ 39,973
                                                              =========   ========
     Redeemable preferred stock dividends, paid and accrued
      in common shares......................................  $   4,838   $     --
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

     These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 which are contained in the Company's annual report on Form 10-K, as amended, for such year end, as well as the registration statements on Form S-3, as amended (File Nos. 333-32040 and 333-32042), effective April 6, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ended December 31, 2000 or any future period.

     Certain amounts in the financial statements for the prior year have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.

2.  REVOLVING CREDIT AGREEMENTS

     On September 27, 2000, the Company entered into a credit and guaranty agreement with Goldman Sachs Credit Partners L.P., Fleet Securities, Inc., DLJ Bridge Finance, Inc. and Fleet National Bank for a $225,000 revolving credit facility (the "New Senior Credit Facility"). The New Senior Credit Facility matures in June 2002. Under the New Senior Credit Facility, up to $225,000 is available based upon a percentage of eligible accounts receivable and eligible net property. Interest is payable quarterly in arrears on the last day of the quarter at six and one-half percent above the LIBOR rate for the first four quarters increasing .75% each quarter for the remaining term of the loan. A commitment fee of 0.5% is charged on the undrawn portion of the facility. The New Senior Credit Facility requires the Company, among other things, to meet minimum levels of revenues and earnings before interest, taxes, depreciation and amortization, debt to revenue ratios, performance levels, and places the Company in default in the event of a material adverse change in the Company's business and restricts the Company's ability to pay dividends. The New Senior Credit Facility is collateralized by substantially all of the assets of the Company. There were no amounts outstanding under the New Senior Credit Facility on September 30, 2000.

     In connection with the New Senior Credit Facility, the Company issued warrants entitling the holders to purchase in aggregate 3,854 shares of the Company's Common Stock at an exercise price of $7.01 per share. Upon issuance of the warrants, 72.73% of the warrants were exercisable, with 13.64% exercisable on a pro rata basis with each amount drawn by the Company on the first $100,000 of loans under the New Senior Credit Facility, and the remaining 13.63% exercisable at any time on or after the date the amount drawn by the Company under the credit agreement exceeds $100,000. The cost of the currently exercisable warrants valued at $10,941, using the Black Sholes option pricing model, is included in other long term assets and is amortized over the term of the loan. The cost of the currently unexercisable warrants will be determined using the variable costing method when the warrants become exercisable.

3.  PROPERTY AND EQUIPMENT

                                                      ESTIMATE       SEPTEMBER 30,    DECEMBER 31,
                                                     USEFUL LIFE         2000             1999
                                                    -------------    -------------    ------------
Network infrastructure and equipment..............  5 and 10           $114,449         $ 50,276
                                                    years
Computer equipment................................  3-5 years            11,442            5,228
Office furniture and equipment....................  7 years               3,435            1,975
Software..........................................  3 years              11,034            6,325
Motor vehicles....................................  5 years                 584              256
Leasehold improvements............................  Term of Lease        17,412            7,959
Construction in progress..........................                      125,452           40,355
                                                                       --------         --------
                                                                        283,808          112,374
Less accumulated depreciation and amortization....                      (27,743)         (10,430)
                                                                       --------         --------
                                                                       $256,065         $101,944
                                                                       ========         ========

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations consist of the following:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2000             1999
                                                 -------------    -------------
Note payable...................................    $     50         $    200
Capital lease obligations......................      46,011           39,334
Less current portion...........................     (15,483)         (11,346)
                                                   --------         --------
                                                   $ 30,578         $ 28,188
                                                   ========         ========

     Property and equipment under capital leases are as follows:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2000             1999
                                                 -------------    -------------
Network infrastructure and equipment...........    $ 45,167         $ 34,770
Computer equipment.............................       3,697            2,062
Motor vehicles.................................         630               99
Construction in progress.......................      11,986            9,696
                                                   --------         --------
                                                     61,480           46,627
Less accumulated depreciation..................     (10,333)          (4,004)
                                                   --------         --------
                                                   $ 51,147         $ 42,623
                                                   ========         ========

5.  PREFERRED STOCK

     On April 12, 2000, the Company sold 2,500 depositary shares, each representing 1/10 of a share of 7 1/2% series A cumulative convertible preferred stock for aggregate net proceeds to the Company of $119,750. Each depositary share is initially convertible into 1.4368 shares of common stock. During the three months ended September 30, 2000, the Company issued 145 shares of common stock in payment of $2,262 of dividends accrued at June 30, 2000. Accrued dividends of $2,576 were included in preferred stock at September 30, 2000, subsequent to September 30, 2000, 346 shares of common stock were issued as payment of such dividends.

6.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net loss applicable to Network Plus Corp. ............  $(23,300)  $(18,074)  $(61,696)  $(32,906)
  common stock -- basic and diluted...................    60,428     54,440     58,287     48,369
Net loss per share applicable to common
  stockholders -- basic and diluted...................  $  (0.39)  $  (0.33)  $  (1.06)  $  (0.68)
                                                        ========   ========   ========   ========

     Warrants for the purchase of 4,041 and 1,428 shares and stock options for the purchase of 5,122 and 3,930 shares of common stock were not included in the computation of net loss per share for the three months and nine months ended September 30, 2000 and 1999, respectively, because inclusion of such shares would have an anti-dilutive effect. In addition, preferred stock convertible to 3,592 shares was not included in the computation of net loss per share for the three and nine months ended September 30, 2000, because inclusion of such shares would have an anti-dilutive effect.

7.  SEGMENT INFORMATION

     The Company has two reportable segments which management operates as distinct sales organizations: these two segments are segregated by type of customer base to whom services are provided. The two customer base types are: retail telecommunications and data services, and wholesale telecommunications. The Company measures and evaluates its two reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services including voice and data transport, and enhanced and custom calling features. This segment focuses on selling these services to end user customers, such as businesses and residences. The wholesale telecommunications segment provides transport and termination services. This segment focuses on selling these services to large communication carriers, who utilize the Company's excess capacity to provide telecommunications services to their customers.

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenues:
  Retail telecommunications and data services...........  $38,837    $22,317    $ 99,790   $ 67,039
  Wholesale telecommunications..........................   23,321     17,064      67,054     42,236
                                                          -------    -------    --------   --------
Total revenues..........................................  $62,158    $39,381    $166,844   $109,275
                                                          =======    =======    ========   ========
Costs of services:
  Retail telecommunications and data services...........  $26,405    $16,342    $ 69,361   $ 49,506
  Wholesale telecommunications..........................   22,123     15,509      61,583     38,662
                                                          -------    -------    --------   --------
Total costs of services.................................  $48,528    $31,851    $130,944   $ 88,168
                                                          =======    =======    ========   ========

8.  NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accountants Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company does not believe SAB 101 will have a material impact on its results of operations and financial position.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after with December 15, 1998 or January 12, 2000. The Company does not believe FIN 44 will have a material impact on its results of operations and financial position.

     In August 2000, the Emerging Issues Task Force issued LITF Issue No. 00-13, "Determining whether equipment is "Integral Equipment" subject to FABB statements No. 66, "Accounting for Sales of Real Estate" and No. 98, "Accounting for Leases" ("LITF 00-13"). LITF 00-13 clarifies the definition of "integral equipment" with regard to the Company's transactions with customers for the sale of dark fiber-optic capacity. LITF 00-13 results in the Company recording such transactions as either operating or sales-type leases. When title in the dark fiber-optic cables transfer to the customer at completion of the lease term, the Company accounts for such transactions as sales-type leases. All other such transactions are recorded as operating leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Network Plus Corp. (the "Company") included herein as well as the consolidated financial statements and notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K as amended, for the fiscal year ended December 31, 1999 (the "1999 10-K") as well as the registration statements on Form S-3, as amended (File Nos. 333-32040 and 333-32042), effective April 6, 2000 (the "S-3 Registration Statements"). In addition to historical information, the following discussion and other information in this report contains forward-looking information that involves risks and uncertainties. For this purpose, any statement that is not a statement of historical fact is forward-looking information, including without limitation statements concerning the Company's future capital requirements, sufficiency of available capital and availability of additional financing. Without limiting the generality of the foregoing, words such as "believes," "anticipates," "expects" and similar expressions identify forward-looking statements. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risk associated with the Company's expansion plans and other factors discussed in the 1999 10-K and the S-3 Registration Statements and below under "Certain Factors That May Affect Future Operating Results."

OVERVIEW

     The Company, founded in 1990, is a network-based communications provider offering a comprehensive suite of broadband data, telecommunications and e.Commerce hosting services. The Company's services include local and long distance voice, high-speed data, Internet and web and managed server hosting. The Company currently utilizes digital subscriber line, or DSL, technology to provide high-speed data and Internet access and provides local and long distance services using traditional switched access, ATM, voice over digital subscriber line, or VoDSL, and other technologies. The Company currently serves small and medium-sized business customers in the northeastern and southeastern regions of the United States.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                        ------------------    ------------------
                                                         2000       1999       2000       1999
                                                        -------    -------    -------    -------
Revenues..............................................   100.0%     100.0%     100.0%     100.0%
Costs of services.....................................    78.1       80.9       78.5       80.7
Selling, general and administrative...................    44.2       33.0       44.9       33.0
Depreciation and amortization.........................    12.5        6.1       11.4        4.8
Operating loss........................................   (34.7)     (19.9)     (34.9)     (18.5)
Other income (expense)................................     1.4         .3         .8        (.9)
Net loss before income taxes..........................   (33.3)%    (19.6)%    (34.1)%    (19.4)%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

  Revenues

     Revenues increased $22.8 million, or 58%, to $62.2 million for the three months ended September 30, 2000 from $39.4 million for the same period in the prior year. The sale of local service contributed 28% of quarter-to-date revenues compared to 10% of quarter-to-date revenues for the same period in the prior year. Revenues generated from international wholesale traffic which results from utilizing excess capacity on our long distance switches represent 36% of revenues for the three month period ended September 30, 2000 as compared to 42% of revenues for the same period in the prior year. Revenues generated from data services, which included colocation, DSL, Internet services and leasing of fiber-optic capacity, totaled $6.8 million for the period, representing 11% of the total quarter-to-date revenues. Retail long distance revenues represent 25% of year-to-date revenue compared to 48% for the same period in the prior year.

     For the nine month period ended September 30, 2000, revenues increased $57.5 million, or 53%, to $166.8 million from $109.3 for the same period in the prior year. Local service revenues represents 23% of year-to-date revenues compared to 8% in the same period in the prior year. Local lines in service at September 30, 2000 increased 204% to 149,700 from 49,200 lines in service at September 30, 1999. Data service revenues represent 8% of year-to-date revenues at September 30, 2000. We expect revenues from data services to continue to represent an increasing percentage of total revenues. International wholesale revenues represents 38% of year-to-date revenues at September 30, 2000 which is consistent with the same period in the prior year. Retail long distance revenues represent 30% of year-to-date revenues compared to 53% for the same period in the prior year. We operate in a competitive market for long distance service, which has experienced price erosion of the average rate per minute from the prior year. We expect this price trend to continue in the future.

  Costs of Services

     Costs of services increased $16.6 million, or 52%, to $48.5 million for the three months ended September 30, 2000 from $31.9 million for the same period in the prior year. Costs of services increased $42.7 million, or 48%, to $130.9 million for the nine months ended September 30, 2000 from $88.2 million for the same period in the prior year. As a percent of revenue, cost of services decreased to 78% for the three month and nine month period ended September 30, 2000 from 81% for the three month and nine month period ended September 30, 1999.

     The increase in costs of services of 52% and 48% for the three month and nine month periods ended September 30, 2000 compared to the same periods in the prior year are due primarily to the increase in total revenues of 58% and 53% for the same three month and nine month periods. The decrease in costs of services as a percent of revenues is due to the change in the mix of services provided as revenues from local services and data services increased as a percent of total revenues. As the deployment of our local network continues and the facilities become operational, the costs associated with the colocation facilities, including rent and access charges, are reflected in cost of services. These costs are generally fixed and will result in fluctuations in margin in the future as a result of costs incurred for capacity, which are not immediately utilized in these colocations.

  Selling, General and Administrative

     Selling, general and administrative expenses increased $14.4 million, or 111%, to $27.4 million for the three months ended September 30, 2000 from $13.0 million for the same period in the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 44% for the three months ended September 30, 2000 from 33% for the same period in the prior year. Selling, general and administrative expenses increased $38.9 million, or 108%, to $75.0 million for the nine month period ended September 30, 2000 from $36.1 million for the same period in the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 45% for the nine months ended September 30, 2000 from 33% for the same period in the prior year. We employed 855 people at September 30, 2000, compared with 454 at September 30, 1999, resulting in a increase in payroll and related expenses of 134% quarter-to-date and 108% year-to-date. The sales organization increased by 145 people as compared to the prior period, and we added 170 people to support the build-out of our local network. We expect selling, general and administrative expenses to continue to increase as we add employees to support our anticipated growth. Other selling, general and administrative expenses increased as a result of our growth in revenues and the expansion of the infrastructure to support future growth. Costs associated with the colocation facilities including rent, access and leased line charges for facilities which are not fully deployed are included in selling, general and administrative expenses. We expect these charges to increase until the colocation facilities become operational at which time, the related costs are reclassified to costs of services.

  Depreciation and Amortization

     Depreciation and amortization increased $5.4 million, or 226%, to $7.8 million for three months ended September 30, 2000 from $2.4 million for the same period in the prior year. Depreciation and amortization increased $13.9 million, or 267%, to $19.1 million for nine months ended September 30, 2000 from $5.2 million for the nine months ended September 30, 1999. The increase is primarily due to additional local network facilities, fiber, computer and other telecommunications and data services equipment to support our network expansion. In particular the Florida local switch and colocation equipment, which were put into service and began depreciating during the first nine months of 2000. We expect depreciation and amortization expense to increase as we bring additional local network facilities on-line, including the Atlanta, Georgia switch facility and southeast fiber rings, and as we make additional investments in our network and operational infrastructure.

  Interest

     Interest income net of interest expense increased to $1.1 million for the three months ended September 30, 2000 from a net interest expense of $58,000 for the same period in the prior year. Interest income net of interest expense increased $2.7 million to $1.5 for the nine months ended September 30, 2000 from a net interest expense of $1.2 million for the same period in the prior year. The increase in net interest income is primarily due to the investment of capital obtained from the common and preferred stock offerings in April 2000. Interest expense is expected to dramatically increase as the costs associated with the new $225 million new senior secured credit facility are expensed and as the capital raised from the common and preferred offerings are used in the continued buildout of the local network and to fund operating activities.

  Net Loss and Net Loss Applicable to Common Stockholders

     As a result of the increase in revenues, operating expenses, depreciation and amortization, and net interest income noted above, we incurred a net loss of $20.7 million and $56.9 million for the three and nine months ended September 30, 2000, respectively compared to $10.5 million and $22.2 million for the same periods in the prior year.

     The effect of the net loss combined with the preferred stock dividends and accretion of offering expenses of $2.6 million for the three months ended September 30, 2000 and $7.6 million for the three months ended September 30, 1999 resulted in net losses applicable to common stockholders of $23.3 million for the period ended September 30, 2000 and $18.1 million for the same period in the prior year. The Company accrued dividends and accretion of offering expenses of $4.8 million and $10.7 million for the nine months ended September 30, 2000 and September 30, 1999, respectively, resulting in net losses applicable to common shareholders of $61.7 million and $32.9 million, respectively. Dividends payable on the convertible preferred stock sold by us in our April 12, 2000 offering and our anticipated increase in net losses will result in increased net loss applicable to common stockholders in the future.

     EBITDA. EBITDA was negative $14.0 million for the three months ended September 30, 2000 compared to negative $5.3 for the three months ended September 30, 1999. EBITDA for the nine months ended September 30, 2000 was negative $39.2 million compared to negative $14.8 million for the same period in the prior year. This decline was due to the changes in revenues, network development, operations and selling, general and administrative expenses due to the rapid implementation of our local network and infrastructure to support future growth.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets were $405.0 million at September 30, 2000 compared to $186.0 million at December 31, 1999. Cash and cash equivalents were $71.8 million at September 30, 2000 compared to $43.0 million at December 31, 1999. Net cash used for operating activities was $47.6 million during the nine months ended September 30, 2000 as compared to net cash used in operating activities of $14.9 million during the nine months ended September 30, 1999. Capital expenditures were $171.5 million for the nine months ended September 30, 2000.

     On September 27, 2000 we entered into a new senior credit facility agreement with Goldman Sachs Credit Partners, Fleet Securities, DLJ Bridge Finance and Fleet National Bank. This facility provides up to $225 million in total principal based on eligible receivables and eligible net property as defined by the agreement. This facility replaced the $60 million senior credit facility, which we allowed to expire in June, 2000. The proceeds from the new $225 million credit facility will be used for the purchase and acquisition of telecommunications assets and to finance working capital. All borrowings under this facility are collateralized by substantially all of the Company's assets.

     The new senior credit facility agreement imposes operating and financial restrictions on us. These restrictions affect, and in many cases limit, among other things, our ability to:

        - pay dividends or make distributions in respect to our capital stock

        - incur additional indebtedness

        - make investments or other restricted payments

        - sell or dispose of assets

     On April 12, 2000, we sold in concurrent underwritten public offerings (i) 5,000,000 shares of common stock for aggregate net proceeds of $122.9 million to us and $13.4 million to certain selling stockholders and (ii) 2,500,000 depositary shares, each representing 1/10 of a share of redeemable 7 1/2% Series A Cumulative Convertible Preferred Stock, for aggregate net proceeds to us of $119.8 million. Each depositary share is initially convertible into 1.4368 shares of our common stock.

     Our strategic initiatives include the deployment of additional local and long distance switches, the colocation of network equipment, the offering of new services such as local exchange and data services, the expansion of our sales force and other personnel, and significant investment in our information technology systems. These initiatives will require a substantial amount of capital for the installation of network switches and related equipment, fiber, personnel additions and funding of operating losses and working capital.

     Our ability to meet our projected growth will require substantial cash resources. We estimate that the anticipated expansion of our network infrastructure, including the addition of colocations, switches, e.Commerce data centers and other network elements and our anticipated funding of negative cash flow from operating activities, will require significant capital. We expect the proceeds of our common stock and convertible preferred stock offerings in April 2000, the new senior credit facility and cash flow from operations to provide sufficient capital to fully fund our business plan. If we acquire other businesses, fail to generate anticipated revenues, or incur operating costs that are higher than anticipated, we may require additional financing.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company does not anticipate the implementation of SAB 101 to have a material impact on the results of operations and financial position.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not anticipate the implementation of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In August 2000, the Emerging Issues Task Force issued LITF Issue No. 00-13, "Determining whether equipment is "Integral Equipment" subject to FASB statements No. 66, "Accounting for Sales of Real Estate" and No. 98, "Accounting for Leases" ("LITF 00-13"). LITF 00-13 clarifies the definition of "integral equipment" with regard to the Company's transactions with customers for the sale of dark fiber-optic capacity. LITF 00-13 results in the Company recording such transactions as either operating or sales-type leases. When title in the dark fiber-optic cables transfer to the customer at completion of the lease term, the Company accounts for such transactions as sales-type leases. All other such transactions are recorded as operating leases.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company had operating losses for the three and nine months ended September 30, 2000 and in each of the last five years and negative cash flow from operations for the three and nine months ended September 30, 2000 and in the year ended December 31, 1999. The Company expects to incur significant expenditures in connection with the acquisition, development and expansion of its network infrastructure, product offerings, information technology systems and employee base. As a result, the Company expects to incur significant future operating losses and negative cash flow. If its revenues do not increase significantly or the increase in its expenses is greater than expected, the Company may not achieve or sustain profitability or generate positive cash flow in the future.

     The Company has a significant amount of indebtedness outstanding and, as a result of its growth strategy, expects to incur significant additional indebtedness in the future including indebtedness incurred pursuant to its $225 million new senior credit facility. The Company's ability to make cash payments with respect to its outstanding indebtedness and to repay its obligations on such indebtedness at maturity or failure will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. In addition, the terms of the indebtedness impose operating restrictions on the Company, which limit its flexibility and create a risk that it could default on its obligations. In the event of any such default of other limitations on the Company's ability to borrow under its credit facility, the Company would be required to seek alternative sources of funding or modify its growth strategy.

     The Company's future performance will depend, in large part, upon its ability to implement and manage its growth effectively, including growth through acquisitions. The Company's rapid growth has placed, and in the future will continue to place, a significant strain on its administrative, operational and financial resources. Failure to retain and attract additional qualified sales and other personnel, including management personnel who can manage the Company's growth effectively, and failure to successfully integrate such personnel, could have a material adverse effect on the Company. To manage its growth successfully, the Company will also have to continue to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure as well as expand, train and manage its employee base. In the event the Company is unable to upgrade its financial controls and systems adequately to support its anticipated growth, the Company could be materially adversely affected.

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

     The Company operates in a highly competitive environment and currently does not have a significant market share in any of its markets. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources, and brand or corporate name recognition, than the Company. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the data and Internet services markets and the announced AT&T restructuring could give rise to significant new competition. In addition, prices for communication services have fallen historically, a trend the Company expects will continue. The Company's success will depend upon its ability to provide high-quality services at prices competitive with those charged by its competitors.

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

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  Issuance of Warrants to Purchase Common Stock

     On September 27, 2000, the Company issued warrants entitling the holders to purchase in aggregate 3,854,056 shares of Common Stock, par value $0.01 per share, of the Company at a purchase price of $7.01 per share. The exercise price is subject to adjustment for certain dividends, stock splits and dilutive stock issuances. The warrant exercise prices is payable by cash or cancellation of shares otherwise payable to the warrant holder. The Company granted the warrant holders rights to register under the Securities Act of 1933 shares issued upon exercise of the warrants. These warrants we issued in conjunction with, and as partial consideration for, the closing of the new $225 million senior secured credit facility. Upon the closing of the credit facility 72.73% of the warrants were exercisable, with 13.64% exercisable on a pro rata basis with each amount drawn by the Company on the first $100,000 of loans under the New Senior Credit Facility and the remaining 13.63% exercisable at any time on or after the date the amount is drawn by the Company under the credit agreement. These warrants were issued in reliance upon the exemption from regulation provided by Section 4
(2) of the Securities Act of 1933 and/or Regulation D there under.

     Since December 26, 1999, the Company has issued 1,234,406 shares of Common Stock upon the exercise of warrants that were (i) issued and sold in the Company's September 1998 sale of Units consisting of shares of 13.5% Series A Cumulative Preferred Stock and warrants and (ii) issued to certain lenders in May 31, 1999 in connection with an amendment to the Company's credit facility. All of such warrant exercises were effected through "cashless" exercises that did not involve the payment of additional consideration to the Company. The shares of Common Stock issued pursuant to such warrant exercises were offered and sold in reliance upon exemptions set forth in Sections 3(b) and 4(2) of the Securities Act, or Regulation D promulgated thereunder, relating to sales by an issuer not involving a public offering. No underwriters or placement agents were involved in the issuance of Common Stock pursuant to any exercise of the foregoing warrants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The exhibits listed on the Exhibit Index are filed herewith.

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quincy, State of Massachusetts, on November 9, 2000.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              TITLE
-------                             -----
10.1     Separation Agreement and Release dated as of the 12th day of
         July, 2000 by and between the Company and George C. Alex
10.2*    Credit and Guaranty Agreement dated a of September 27, 2000 among the Company, Network Plus, Inc. various lenders,
         Goldman Sachs Credit Partners L.P., as a Joint Lead
         Arranger, Book Runner and Syndication Agent, FleetBoston
         Robertson Stephens Inc., as a Joint Lead Arranger, DLJ
         Bridge Finance, Inc., as Documentation Agent, and Fleet
         National Bank, as Collateral Agent and Administrative Agent
10.3     Pledge and Security Agreement dated as of September 27, 2000 between the Company, Network Plus, Inc. and Fleet National
         Bank, as Collateral Agent for the Secured Parties
10.4     Common Stock Purchase Warrant No. FW-1 of the Company dated
         September 27, 2000 issued in favor or Goldman, Sachs & Co.
10.5     Common Stock Purchase Warrant No. FW-2 of the Company dated
         September 27, 2000 issued in favor of FCS Corporation
10.6     Common Stock Purchase Warrant No. FW-3 of the Company dated
         September 27, 2000 issued in favor of Snoga, Inc.
10.7     Lease between Network Plus, Inc. as Tenant, and Trucks Up
         LLC, as Landlord

* Confidential treatment has been requested for certain portions of this agreement.