Form 10-K
period 2000-12-31
NETWORK PLUS CORP
filed 2001-04-02
CIK 1065633

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-26313

                               NETWORK PLUS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            -------------------------

             DELAWARE                                        04-3430576
        (STATE OR OTHER                                   (I.R.S. EMPLOYER
JURISDICTION OF INCORPORATION)                           IDENTIFICATION NO.)

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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
           Depositary Shares each representing 1/10 of a share of 7.5%
                 Series A Cumulative Convertible Preferred Stock
 7.5% Series A Cumulative Convertible Preferred Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of outstanding shares of the Registrant's Common Stock held by non-affiliates as of March 9, 2001 was $73,667,393. For this purpose, any officer, director and known 5% stockholder is deemed to be an affiliate.

     The number of shares of the registrant's Common Stock outstanding on March 9, 2001 was 63,442,766.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the registrant's definitive proxy statement to be filed in connection with the registrant's 2001 annual meeting of stockholders (the "2001 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                               Page
                                       PART I
Item 1.  Business ........................................................       1
Item 2.  Properties ......................................................      17
Item 3.  Legal Proceedings ...............................................      18
Item 4.  Submission of Matters to a Vote of Security Holders .............      18

                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters .........................................................      19
Item 6.  Selected Financial Data .........................................      20
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................      22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......      40
Item 8.  Financial Statements and Supplementary Data......................      40
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................      40

                                      PART III

Item 10. Directors and Executive Officers of the Registrant...............      41
Item 11. Executive Compensation...........................................      41
Item 12. Security Ownership of Certain Beneficial Owners and Management...      41
Item 13. Certain Relationships and Related Transactions...................      41

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.      42

SIGNATURES................................................................      44
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................      F-1
REPORT OF INDEPENDENT ACCOUNTANTS.........................................      F-2

     This Annual Report on Form 10-K includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact in this Annual Report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, regarding the Company or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and the Company's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in this Annual Report, including, without limitation, in conjunction with the forward-looking statements in this Annual Report and under the heading "Risk Factors" under Item 7.

     Network Plus and the Network Plus logo are registered service marks, and LOGOS is a service mark of Network Plus. All other trade names, trademarks and service marks used herein are the property of their respective owners.

PART I

ITEM 1. BUSINESS

OVERVIEW

     Network Plus is a network-based communications provider offering a comprehensive suite of broadband data, telecommunications and data hosting services. As of March 1, 2001, we served approximately 46,000 customers representing in excess of 192,000 local access lines and 285,000 long distance access lines.

     We provide communication services primarily to business customers located on the East Coast of the United States. Our services include local exchange service, long distance service, both broadband and narrowband Internet and private line data services, web server and managed server hosting services. We offer these services from a single company on a single bill directly to our customers. As of March 1, 2001:

     - We sell our services through a 401 person sales force located in 14 sales offices throughout the northeastern and southeastern regions of the United States. To support our anticipated growth, we expect to expand our sales force to approximately 600 members by year-end 2001.

     - We sell our services in the following target markets: Connecticut, Florida, Georgia, Massachusetts, New Hampshire, New York, and Rhode Island and by year end 2001 intend to commence selling services in Maryland, New Jersey, Pennsylvania, Virginia, and Washington DC.

     - We operate local exchange switches in Cambridge, Massachusetts, New York City, Atlanta and Miami, Nortel international and interexchange switches in Los Angeles and Quincy, Massachusetts and Nortel interexchange switches in Orlando and Chicago. We intend to deploy additional local exchange switches in New Jersey, Philadelphia and Washington, D.C. by year-end 2001.

     - We control and operate 27,221 digital fiber miles of long-haul and metropolitan fiber optic cable in our target markets.

     - We have deployed and operate 110,000 square feet of Internet Data Center space to support both web server and managed server hosting services. These geographically diverse Internet Data Centers, all of which are connected to our fiber optic network, are located in Cambridge, Massachusetts, Braintree, Massachusetts, New York City, Miami and Newark, New Jersey.

     - We were incorporated in Delaware in 1998. Our predecessor and wholly owned operating subsidiary, Network Plus, Inc. was incorporated in 1990.

BUSINESS STRATEGY

     We have an aggressive growth strategy to become the provider of choice offering one-stop local exchange services, long distance services, both broadband and narrowband Internet and private line data services and web server and managed server hosting services to small and medium-sized business customers in our target markets, which include Connecticut, Florida, Georgia, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Washington DC. Our future success will depend upon our ability to successfully market, expand and run our network and provision services in our target markets. We believe that our substantial operating history, existing customer base, expansive network and sales force, and our experienced management team, will enable us to effectively implement and execute our growth strategy. The principal elements of our business strategy are to:

  BE A SINGLE-SOURCE PROVIDER OF TELECOMMUNICATIONS, BROADBAND DATA, AND DATA HOSTING SERVICES

     A key to our growth is the continued implementation of our marketing plan that emphasizes our comprehensive suite of telecommunications, broadband data, and data hosting services on both a bundled and individual basis. To a large extent, we believe the customers we target have not previously had the opportunity to purchase bundled services from a single-source provider, and we believe that they will prefer one source for all of their telecommunications and data requirements. We provide bundled services, invoice these services on a single bill and provide a single point of contact for customer service, product inquiries, repairs and billing questions. We believe that our ability to provide a bundled suite of services will enable us to better meet the needs of our customers, penetrate our target markets, capture a larger portion of our customers' total expenditures on telecommunications and data hosting services and increase customer retention.

  TARGET UNDERSERVED MARKETS

     We target small and medium-sized businesses and we seek to be among the first to market integrated telecommunications and data services in many of our markets, which include small and medium-sized communities in which there is relatively little competition from integrated telecommunications and data providers. We believe that small and medium-sized businesses have been underserved by our large competitors with respect to sales and customer service and that our integrated and comprehensive product suite and emphasis on customer support and satisfaction provides us with a competitive advantage.


  EXPAND GEOGRAPHIC REACH

     We currently service primarily the northeastern and southeastern regions of the United States and during 2001 we intend to expand into the mid-Atlantic region. Our plan is to establish a single contiguous network footprint from New England to Florida. We believe that these three regions are particularly attractive due to a number of factors, including the population density in the northeast and mid-Atlantic, the large number of rapidly growing metropolitan clusters in the southeast and the relatively small number of significant competitors to the incumbent local exchange carriers.

  CROSS-SELL SERVICES TO OUR EXISTING CUSTOMERS AND CAPTURE NEW CUSTOMERS

     As of March 1, 2001, we had approximately 46,000 customers representing in excess of 192,000 local access lines and 285,000 long distance access lines. In addition to capturing new customers, we believe that our ongoing customer relationships, our comprehensive product suite and our focus on customer care provide us with a significant opportunity to cross-sell local exchange service, long distance service, both broadband and narrowband Internet and private line data services, web server and managed server hosting services to our existing customers.

  BUILD A CAPITAL-EFFICIENT NETWORK INFRASTRUCTURE

 We believe that operating our own network results in higher long-term operating margins, greater control and an enhanced service quality. We intend to expand our network where economically or strategically justifiable. As we expand our infrastructure with fiber, switches, co-locations and Internet Data Centers, we believe the portion of our customer's traffic that is carried on our network ("on-net") will increase. An important element of our network strategy is to build our network to take advantage of our existing customer base, our sales office coverage and our planned expansion in the mid-Atlantic region.

  EXPAND THROUGH STRATEGIC ACQUISITIONS AND ALLIANCES

     As part of our expansion strategy, we plan to consider strategic acquisitions of, and alliances with, related or complementary businesses. We believe that strategic acquisitions of, and alliances with, related or complementary businesses may enable us to expand more rapidly by adding new customers and services, network assets and experienced employees. These acquisitions and alliances could be funded by cash, bank financing or the issuance of debt or equity securities. We periodically evaluate and engage in discussions regarding various acquisition and alliance opportunities, but are not currently a party to any agreement for a material acquisition or alliance.

  LEVERAGE THE EXPERIENCE OF OUR MANAGEMENT TEAM

     Our management team has significant experience in the telecommunications industry in general and, in particular, in the critical functions of network operations, sales and marketing, back office operations, finance and customer service. We believe that the quality, experience and teamwork of our management team will be critical factors in the implementation of our growth strategy.

RETAIL SERVICE OFFERINGS

     Our retail services, which we offer on a stand-alone or bundled basis, currently include the following:

Voice Services               We offer a full range of local and long
                             distance voice services including voice mail, directory assistance, call forwarding, conference calling, return call hunting services, call pick-up, repeat dialing and speed calling.

DSL, Internet and Data
Services Our digital subscriber line, or DSL, services provide an "always on" high-speed local connection to the Internet and to private and local area networks. Our DSL technology can increase the data transfer rates of a standard phone line by up to 25 times. We also offer both dial-up and dedicated Internet access and private line, frame relay, mail, news and domain name, or DNS, services.

Internet Data Center
Services We offer a full range of web server and managed server hosting services including shared server, vertical rack space, cabinet units, cage and vault space and managed NT and UNIX servers with both burstable and guaranteed bandwidth. These services are offered in our geographically dispersed and environmentally and technologically controlled carrier class Internet Data Centers.

  INTERNATIONAL WHOLESALE SERVICES

     We offer international wholesale termination and transport services primarily to major domestic and international telecommunications carriers. We intend to build on our relationships with large domestic and international carriers and to maintain the capacity needed to support our international service offerings. In addition, we believe that providing comprehensive international services lowers our cost of carrying international traffic and results in more attractive service offerings in our core retail markets.

SALES AND MARKETING

  OVERVIEW

     Our sales force seeks to provide our existing and potential customers with a comprehensive array of telecommunications and data services customized for the increasingly convergent voice and data marketplace. Our sales force targets small and medium-sized businesses that generally have telecommunications and data expenditures of less than $10,000 per month. We believe that neither the regional Bell operating companies, large long distance carriers nor the nationally based data and Internet service providers have historically concentrated their sales and marketing efforts on this business segment.

     Our sales and marketing approach is to build long-term business relationships with our customers, with the intent of becoming the single-source provider for all their telecommunications and data services. We train our sales force in-house with a customer-focused program that promotes increased sales through both customer attraction and customer retention.

  SALES CHANNELS

     DIRECT SALES. Our direct sales force markets our retail services directly to end users. As of March 1, 2001, we employed 401 direct sales representatives working in sales offices throughout the northeastern, mid-Atlantic and southeastern regions of the United States. By year-end 2001, we intend to increase our direct sales force to approximately 600 sales representatives.

     We provide compensation incentives to our sales teams to sell to customers within pre-assigned co-location areas. In doing so, the sales force is motivated to sell to new customers that can be provisioned onto our network where we realize higher margins. All new sales representatives are required to receive formal in-house training, in which we expect them to gain a thorough knowledge of our services and the telecommunications industry.

     AGENCY SALES. Our agency sales force markets our services to various resellers, independent marketing representatives, associations and affinity groups. This sales force seeks to locate established, high-quality organizations with extensive distribution. We also sell our services on a wholesale basis to resellers, who in turn sell such services at retail to their customers.


CURRENT CUSTOMER BASE

  RETAIL CUSTOMERS

     As of March 1, 2001, we provided service to approximately 46,000 customers representing in excess of 192,000 local access lines and 285,000 long distance access lines. We segment our customers by monthly revenue to ensure that those customers generating higher monthly revenues experience a higher level of customer care. We believe we are beginning to achieve name recognition in the small and medium-sized business communities in which we operate.

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

NETWORK

OVERVIEW

     We pursue a capital-efficient network deployment strategy that involves owning switches while acquiring or leasing fiber optic transmission facilities on an incremental basis to satisfy customer demand. Our strategy has been to build a geographic concentration of customers before building, acquiring or extending our network to serve that concentration of customers. As network economics or strategic opportunities justify the deployment of additional switching or transport capacity, we will expand our network and migrate customers onto our network. An important element in our network strategy is to build our network to take advantage of our existing customer base and our current and planned sales office coverage.

     We believe that, where economically or strategically justified, owning network components, rather than relying on the facilities of third parties, enables us to maintain greater control over our network operations and service quality while increasing our ability to offer new products and services, generate higher operating margins.


  INTEGRATED NETWORK ARCHITECTURE

     We provide services to our customers over an integrated network that supports local exchange service, long distance, both broadband and narrowband Internet and private line data services, web server and managed server hosting services. We believe that the integrated design of our local, long distance and data networks significantly reduces our cost of providing services. Our integrated network architecture includes customer premise equipment, unbundled network elements, co-locations located in the central offices of incumbent local exchange carriers as well as carrier access hotels, class 5 switches, gateway and long distance switches, digital subscriber line access multiplexers, or DSLAMs, Internet protocol-based routers and switches, application servers, asynchronous transfer mode, or ATM, switches, SONET fiber rings and our own SS7 service control points, or SCPs.

  REACHING THE CUSTOMER PREMISES -- UNBUNDLED NETWORK ELEMENTS

     To reach our customers, we purchase or lease simple copper loops, or, if customer traffic justifies, T-1 facilities, as unbundled network elements, or UNEs, from the incumbent local exchange carrier. By utilizing UNEs, we are able to rapidly connect the customer directly to our co-location. We are also able to avoid the cost and delay associated with deploying our own facilities to our customers' premises. To support our DSL services, we provide our customer with a specialized modem or access equipment that we connect to a digitally conditioned copper loop that we have purchased or leased as a UNE. To enable us to purchase these UNEs, we negotiate interconnection agreements with the incumbent local exchange carrier in each of our targeted jurisdictions. We currently have interconnection agreements with Verizon (formerly Bell Atlantic) in Connecticut, the District of Columbia, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Rhode Island, with Southern New England Telephone of Connecticut, and with Bell South of Georgia and Florida. We are in the process of negotiating an interconnection agreement with Verizon of Delaware, Maryland, Vermont and Virginia.

  CO-LOCATION FACILITIES

     Each UNE we deploy is a direct connection from our customer to one of our co-location facilities located in the central office of the incumbent local exchange carrier. Within each co-location facility we have deployed central office telephony equipment and in co-locations which we serve through fiber we have deployed or we are deploying, digital access nodes or DSLAMS. As of March 1, 2001, we operate 127 co-locations in our targeted market and we intend to deploy additional co-locations both on strategic and an opportunistic basis as we expand into the Mid-Atlantic states.

     Until we have deployed the necessary co-location facilities in a specific geographical region, our local exchange services utilize the underlying network of the incumbent local exchange carrier and our DSL services utilize the network of another DSL provider.

  NETWORK ACCESS POINTS AND LOCAL SWITCHING PLATFORM

     Our local switching platform consists of digital switches in Cambridge, Massachusetts, New York City, Atlanta and Miami. We intend to deploy additional digital switches in New Jersey, Philadelphia and Washington, D.C. by year-end 2001. Each switch acts as a centralized switching node and data center for each co-location within the footprint served by that switch. In addition, each of these centralized switching nodes serves as an interconnection and concentration point for our data network and the Internet.

  LONG DISTANCE SWITCHING PLATFORM

     We have deployed Nortel DMS interexchange and international gateway switches in Quincy, Massachusetts and Los Angeles and Nortel DMS interexchange switches in Orlando and Chicago. Where traffic concentration justifies we intend to increase our long distance footprint through expanded tandem or end-office trunking and deployment of additional points of presence.

  INTERNET DATA CENTERS

     As of March 1, 2001 we operate 110,000 square feet of carrier class Internet Data Center space in seven geographically diverse data centers located in New York City, Cambridge, Massachusetts, Braintree, Massachusetts, Newark, New Jersey and Miami. By year-end 2001, we anticipate that this will increase to 250,000 square feet.

      Our Internet Data Centers are located on our backbone fiber routes and, where possible, are co-located with our class 5 local switches. To support our Internet Data Center services, we maintain redundant T-3 (45mb) circuits to the Internet ensuring broadband availability. We lease 23" racks for traditional telephony equipment, 19" racks for open mounting of servers and data equipment and both full and partitioned cabinets with locking front and rear doors and managed servers running both NT or UNIX. Ancillary features of our Internet Data Centers include always-available technicians, power and redundant power, environmental and security controls.

  FIBER AND TRANSPORT -- SONET RINGS AND DWDM

     As of March 1, 2001 we control and operate 3,152 route miles of fiber optic cable, representing 27,221 digital fiber miles. Deployed in a SONET topology, this fiber acts as our network backbone connecting our network elements through a combination of long haul SONET rings and metropolitan rings. In the Northeast our fiber serves major cities including the New York metropolitan area , White Plains, Stamford, New Haven, New London, Providence, Boston, Nashua, Springfield and Worcester. In the Southeast our fiber serves major cities including Atlanta, Marietta, Roswell, Norcross, Miami, Ft. Lauderdale, Boca Raton, West Palm Beach, Pompano Beach, Boyton Beach, Delray Beach and Deerfield Beach. In the mid-Atlantic our fiber not only connects our northeast and southeast regions but it will also serve major mid-Atlantic cities including Newark, Princeton, Philadelphia, Baltimore and Washington, D.C.

     Where we have not acquired fiber optic cable through long-term leases, we lease long-haul network transport capacity from major network-based carriers and local access from the incumbent local carriers in their respective territories. We also use competitive access provider facilities where available and economically justified. Metropolitan area fiber rings or SONET services are generally leased or, where economically justified, constructed to interconnect with our co-locations, switching nodes, Internet Data Centers and long haul SONET backbone. To ensure seamless off-net termination and origination, we also utilize interconnection agreements with major carriers.

  INTERNATIONAL FACILITIES

     In addition to being interexchange switches, the Nortel switches located in Quincy, Massachusetts and Los Angeles are international gateway switches that enable us to interconnect direct international routes with a number of U.S. and foreign wholesale international carriers. This allows us to provide state-of-the- art least-cost routing and network reliability for international calling. These interconnected international carriers are also a source of wholesale international traffic and revenue that enable us to provide competitive international rates to our retail customers.


  NETWORK MANAGEMENT AND OPERATIONAL SUPPORT

     Our technical network interface is a fully redundant frame relay network that enables us to monitor our network from our network management and surveillance center. Centralized electronic monitoring and control of our network increase the security, reliability and efficiency of our operations and allow us to avoid duplication of this function in each region.

  MANAGEMENT INFORMATION SYSTEMS

     We are committed to the implementation of integrated and scalable operational support systems that enable "flow-through" service provisioning, a high level of customer support, accurate and timely billing and web-based self-help.

     The cornerstone of our operational support system is a custom-designed system we call LOGOS. LOGOS integrates important elements of our operations, including convergent and integrated product management, service order entry, provisioning, customer service, trouble ticket management, work flow and product and rate management. LOGOS is complimented by additional software packages provided by third-party vendors.


  CUSTOMER SERVICE

     We maintain an emphasis on customer care and provide 24-hours-per-day, 365-days-per-year customer support. We monitor and measure the quality and timeliness of customer interaction through quality assurance procedures. Pick-up times for incoming calls, lengths of calls and other support information is automatically monitored by our automated call distribution system. Our call distribution system also prioritizes incoming support requests, assuring that our largest customers receive support in the most expedient manner. In addition, our most knowledgeable and experienced customer support representatives typically handle the support requests from our largest customers.


  EMPLOYEES

     As of March 1, 2001, we had 920 employees. We also hire temporary employees and independent contractors as needed. In connection with our growth strategy, we anticipate hiring a significant number of additional personnel in sales and other areas of our operations by year-end 2001. Our employees are not unionized, and we believe our relations with our employees are good. Our success will continue to depend in part on our ability to attract and retain highly qualified employees.


  COMPETITION

     We operate in the highly competitive telecommunications services industry. We believe that the traditional distinctions between the local, long distance, data, and Internet access markets and Internet Data Center providers are eroding. Both new competitors and the incumbent providers are beginning to offer bundled offerings similar to our own. The regional Bell operating companies and the operating subsidiaries of GTE and Sprint dominate the local services market. AT&T, WorldCom and Sprint currently are the major competitors in the long distance market. Existing telecommunications companies, cable companies and newer companies such as Internet service providers and both national and regionally based DSL providers and Internet Data Center providers compete in the market to provide data and Internet services. We do not have a significant market share in any segment of the market, and many of our existing and potential competitors have financial resources and name recognition significantly greater than our own.

     Competition for our products and services is based on price, actual and perceived quality, reputation, name recognition, network reliability, service features, billing services and responsiveness to customers' needs.

Implementation of the Telecommunications Act of 1996 (the "Telecommunications Act") and the related trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to us. The Telecommunications Act was designed to eliminate most barriers to local competition and to permit the regional Bell operating companies, if they demonstrate compliance with certain pro-competitive conditions, to provide long distance services.

     Our primary competitors in local service markets are regional Bell operating companies, such as Verizon in the northeast, or Bell South in the southeast. These carriers, called incumbent local exchange carriers, provide dedicated and local telephone services to most telephone subscribers within their respective service areas. These providers have long-standing relationships with customers and regulatory authorities at the federal and state levels.

     If future regulatory or court decisions afford incumbent local exchange carriers increased rates for access or interconnection services, greater pricing flexibility, the ability to refuse to offer particular services or network elements on an unbundled basis, or other regulatory relief, such decisions could have a material adverse effect on us.

     In addition, as permitted by the Telecommunications Act, AT&T, WorldCom and Sprint, the major competitors in the long distance market, each have begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of other providers' services. New competitive local exchange carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks and both national and regional DSL providers also seek to compete in the local services market. These entities, upon entering into appropriate interconnection agreements or resale agreements, may offer single-source local, long distance, DSL and Internet Data services similar to those that we offer or propose to offer.

     Significant competition in the long distance market is expected to be provided by incumbent local exchange carriers, including the regional Bell operating companies. Prior to enactment of the Telecommunications Act, a federal court order known as the modified final judgement prohibited regional Bell operating companies from providing long distance service that originated, or, in certain cases, terminated, in one of its in-region states, with several limited exceptions. The limitations imposed on the regional Bell operating companies by the modified final judgement will be lifted for each affected company if and when it has satisfied certain statutory conditions specified in the Telecommunications Act. The process for demonstrating compliance with the statutory 14 point checklist of pro-competitive actions includes approval by the relevant state regulatory authority and the FCC. To date, in our target markets, only Verizon-New York has succeeded in obtaining approval to provide long distance service from the state regulatory authority and the FCC. As each regional Bell operating company is allowed to offer widespread in-region long distance services, both the regional Bell operating company and the largest long distance providers will be in a position to offer single-source local and long distance service. Our success will depend upon our ability to provide high-quality services at prices generally competitive with, or lower than, those charged by our competitors.

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

FEDERAL REGULATION

     The FCC regulates us as a non-dominant communications common carrier. Our interstate domestic and international services are not subject to significant federal regulation, although we are subject to the general requirement that our charges and terms for our telecommunications services be "just and reasonable" and that we not make any "unjust or unreasonable" discrimination in our charges or terms. We have obtained authority from the FCC to provide international services between the United States and authorized foreign countries. The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

     The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act, which became effective on February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition. However, state and local governments retain authority over significant aspects of the provision of intrastate toll and local telecommunications. The Telecommunications Act imposes a variety of new duties on local exchange carriers, in order to promote competition in local exchange and access services. Where we provide local services, we will be required:

     - to interconnect with other telecommunications carriers

     - to establish reciprocal compensation arrangements for the transport and termination of telecommunications

     - to permit resale of services

     - to permit users to retain their telephone numbers when changing carriers

     - to provide dialing parity to competing providers of telephone exchange service and telephone toll service, and the duty to permit all such providers to have nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing, with no unreasonable dialing delays

     - to provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     Incumbent local exchange carriers, such as the regional Bell operating companies and affiliates of GTE (recently acquired by Verizon) and Sprint, are also subject to additional requirements. These duties include, but are not limited to, obligations of the incumbent local exchange carriers:

     - to interconnect their networks with competitors

     - to offer co-location of competitors' equipment at their premises

     - to make available elements of their networks (including network facilities, features and capabilities) on non-discriminatory, cost- based terms

     - to offer wholesale versions of their retail services for resale at discounted rates.

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

     The Supreme Court is also considering the pricing methodology the FCC adopted to establish rates for unbundled network elements and resale. We cannot predict the outcome of this proceeding.

     In its July 18, 2000 decision, the United States Court of Appeals for the Eight Circuit also vacated the FCC's rule regarding the methodology for calculating the discount rate at which incumbent local exchange carriers must resell retail telecommunications services to competitors, and remanded that rule to the FCC. That order is now final. As a result of this decision Network Plus could experience reduced margins on the incumbent local exchange carrier services that it resells. Network Plus and other carriers have challenged a Verizon proposal to reduce the discount rate in Massachusetts, but it is impossible to predict the outcome of this proceeding.

     The FCC adopted rules designed to make it easier and less expensive for competitive local exchange carriers to obtain co-location at incumbent local exchange carrier central offices by, among other things, restricting the incumbent local exchange carriers' ability to prevent certain types of equipment from being co-located and requiring incumbent local exchange carriers to offer alternative co-location arrangements to competitive local exchange carriers. On March 17, 2000, however, the United States Court of Appeals for the District of Columbia vacated the FCC's rule regarding the types of equipment that incumbent local exchange carriers are required to permit competitors to co-locate at their central offices. The FCC is reconsidering its co-location rules in response to the Court of Appeals decision. We cannot predict the outcome of these proceedings or the effect they may have on our business.

     The Telecommunications Act also eliminates previous prohibitions on the provision of long distance services by the regional Bell operating companies. The regional Bell operating companies are permitted to provide long distance service outside those states in which they provide local exchange service, known as "out-of-region long distance service," upon receipt of any necessary state and federal regulatory approvals that are otherwise applicable to the provision of intrastate or interstate long distance service. Under the Telecommunications Act, the regional Bell operating companies will be allowed to provide long distance service within the regions in which they also provide local exchange service, known as "in-region service", on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of requirements intended to open local telephone markets to competition.

     When determining whether to approve the application of a regional Bell operating company, the FCC must consult with the Department of Justice and the respective state commission for which the regional Bell operating company is requesting expanded regional long distance authority. To date, when notified that the regional Bell operating company in their state intended to file an application with the FCC, state commissions have investigated the regional Bell operating company's compliance in order to provide the FCC with an opinion when requested. The New York Public Service Commission found that Verizon -- New York had complied with the necessary statutory requirements for in-region authority. On December 22, 1999, the FCC granted Verizon - New York's application to provide long distance service to New York customers. Verizon -- New York is now able to offer integrated local and long distance services in New York, which may give Verizon a significant competitive advantage in marketing those services to their existing local customers. Verizon-Massachusetts has an application pending before the FCC to provide in-region interLATA services in Massachusetts that may be approved during the first quarter of 2001. Verizon is expected to submit applications to provide in-region interLATA services in other states during 2001.

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

     The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic and DSL services. Those access rates make up a significant portion of the cost of providing such services. The FCC has implemented changes in interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. On May 21, 1999, the U.S. Court of Appeals (D.C. Circuit) sent the access rate formula back to the FCC for further explanation regarding how certain factors were calculated. On May 31, 2000, the FCC adopted the proposal of the Coalition for Affordable Long Distance Service that significantly restructured, and in some respects reduced, the interstate access charges of incumbent local exchange carriers subject to price cap regulation. These and related actions change access rates. When access rates are reduced, the result is a lower cost of providing long distance service and, to the extent we provide local access service to other competitive long distance carriers, a reduction in our potential revenue. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like us pay fees calculated as a percentage of their revenues to support these goals. The full implications of these changes also remain uncertain and subject to change.

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

     The FCC has also granted local exchange carriers additional flexibility in pricing their interstate special and switched access services on a central office specific basis. In a series of decisions, the FCC pricing rules restructured local exchange carrier switched transport rates in order to facilitate competition for switched access. In addition, the FCC adopted rules that required incumbent local exchange carriers to substantially decrease the prices they charge for switched and special access, and changed how access charges are calculated. These changes were intended to reduce access charges paid by long distance carriers to local exchange companies and shift certain usage-based charges to flat-rate, monthly per line charges. On August 5, 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility. The order provides certain immediate regulatory relief of price cap local exchange carriers and sets forth a framework of "triggers" to provide those companies with greater flexibility to set rates for interstate access services. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLECs, such as us. On February 2, 2001, the D.C. Circuit upheld the FCC rules regarding pricing flexibility. The FCC has recently granted pricing flexibility applications for switched access services provided by BellSouth in a number of cities in its service territory, for dedicated transport and special access services provided by SBC entities in certain cities, and for dedicated transport and special access services provided by Verizon entities in certain cities. Sprint has an application for access charge pricing flexibility pending at the FCC.


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

     We hold authority to provide intrastate long distance in all 50 states.

     We have authority to provide competitive local exchange service in California, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee and Vermont. We have an application pending to provide resold and network-based competitive local exchange services in Virginia. There can be no assurance that we will receive the authorizations we seek currently or in the future.

LOCAL INTERCONNECTION

     The Telecommunications Act imposes a duty upon all incumbent local exchange carriers to negotiate in good faith with potential interconnectors to provide interconnection to their networks, exchange local traffic, make unbundled network elements available and permit resale of most local services. In the event that negotiations do not succeed, we have a right to seek state public utility commission arbitration of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to Federal courts. We may experience difficulty in obtaining timely incumbent local exchange carriers implementation of local interconnection agreements, and we can provide no assurance we will offer local services in these areas in accordance with our projected schedule, if at all. We have entered into interconnection agreements with Verizon (formerly Bell Atlantic) in Connecticut, the District of Columbia, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Rhode Island, with Southern New England Telephone of Connecticut, and with Bell South of Florida and Georgia. We are in the process of negotiating an interconnection agreement with Verizon of Delaware, Maryland, Vermont and Virginia.

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

SEGMENT RESULTS

     Certain segment results are incorporated herein by reference from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Results."

ITEM 2. PROPERTIES

PROPERTIES

     Our corporate headquarters are located in a 39,500-square foot facility in Quincy, Massachusetts. We lease the Quincy facility from a realty trust whose beneficiaries are Robert T. Hale, who is a director and significant stockholder and Robert T. Hale, Jr., who is an executive officer, director and significant stockholder of Network Plus. In addition to the Quincy facility, we sublease an 80,000-square foot office building in Randolph, Massachusetts, which is owned by a company wholly owned by Messrs. Hale and Hale, Jr. We lease several additional sales offices, switching facilities and data centers. Our facilities are not segregated by the reportable segments identified in Item 7 of this report. The aggregate amount we paid under our leases in 2000 was approximately $5.8 million. Although our facilities are adequate at this time, we believe that we will be required to lease additional facilities, including additional sales offices, switching facilities and data centers, as a result of anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are a party to routine litigation and proceedings in the ordinary course of our business. We are not aware of any current or pending litigation to which we are or may be a party that we believe could have a material adverse effect on our financial position, or results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides certain information regarding our executive officers, including their ages, as of March 9, 2001:

NAME                                        AGE       POSITIONS
----                                        ---       ---------
Robert T. Hale.......................        62       Chairman of the Board of
                                                      Directors
Robert T. Hale, Jr. .................        34       Chief Executive Officer,
                                                      President and Director
James J. Crowley.....................        36       Executive Vice President,
                                                      Chief Operating Officer,
                                                      Secretary and Director
Robert J. Cobuzzi....................        59       Executive Vice President,
                                                      Chief Financial Officer and
                                                      Treasurer

     ROBERT T. HALE is one of our co-founders and has served as chairman of our board of directors since our inception in 1990. Mr. Hale is a founding member of Ascent, an industry trade group, and has served as chairman of its Carrier Committee since 1993 and served as chairman of its board from May 1995 to May 1997.

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

     ROBERT J. COBUZZI has served as executive vice president, chief financial officer and treasurer since July 2000. He was employed at Kollmorgen Corporation, a multinational manufacturer and seller of high performance electronic motion control equipment, systems and services, from 1992 to 2000 most recently as Chief Financial Officer, Senior Vice President and Director.

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

                                               High           Low
                                               ----           ---
1999
  June 30, 1999                               $30.56         $20.75
  Third Quarter                               $25.13         $12.00
  Fourth Quarter                              $21.50         $10.00
2000
  First Quarter                               $62.63         $19.13
  Second Quarter                              $39.44         $10.00
  Third Quarter                               $16.31         $ 6.25
  Fourth Quarter                              $ 9.03         $ 1.69
2001
  First Quarter (through March 9, 2001)       $11.13         $ 2.13


     As of March 9, 2001, there were 63,442,766 shares of common stock issued and outstanding and held of record by 102 stockholders. The number of stockholders of record does not include stockholders holding their shares in "street name" or through broker or nominee accounts.

DIVIDEND POLICY

     In 1999 we paid an aggregate of three thousand dollars in dividends to enable the holders of our common stock to pay taxes and related tax preparation expenses in respect of income allocated to them as a result of our former status as an S corporation. We have not paid any dividends since our initial public offering in June 1999.

     For the foreseeable future we intend to retain our earnings for our operations and the expansion of our business and do not expect to pay dividends on our common stock. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, contractual restrictions in financing agreements and general business outlook at the time payment is considered. In addition, our ability to pay dividends will depend upon the amount of distributions, if any, received from Network Plus, Inc. or any of our future operating subsidiaries. Our Credit Facility does, and any future indebtedness incurred by us may, restrict our ability to pay dividends. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present our selected consolidated financial data for the years ended December 31, 1996 through 2000. The statement of operations, cash flows and balance sheet data for the years ending December 31, 1996 through 2000 have been derived from financial statements, including those included elsewhere in this report. For periods prior to our formation in July 1998, the financial data reflect the financial statements of Network Plus, Inc., our wholly owned subsidiary, as it was our sole operating entity.

     We believe that earnings before interest, tax, depreciation and amortization, ("EBITDA") is a useful financial performance measure for comparing companies in the telecommunications industry in terms of operating performance, leverage and ability to incur and service debt. EBITDA provides an alternative measure of cash flow from operations. EBITDA should not be considered in isolation from, or as a substitute for, net income (loss), net cash provided by (used for) operating activities or other consolidated income or cash flow statement data presented in accordance with accounting principles generally accepted in the United States of America or as a measure of profitability or liquidity. EBITDA consists of operating loss before depreciation, amortization and does not reflect working capital changes and includes non-interest components of other income (expense), most of which are non-recurring. These items may be considered significant components in understanding and assessing our results of operations and cash flows. EBITDA may not be comparable to similarly titled amounts reported by other companies.

     Long-term obligations consist of long-term capital lease obligations, long-term note payable to stockholder and other long-term liabilities.



                                                              Year Ended December 31,
                                -------------------------------------------------------------------------------
                                   2000              1999              1998             1997             1996
                                ---------         ---------         ---------         --------         --------
                                                      (In thousands, except per share data)
STATEMENT OF
OPERATIONS DATA:
Revenues                        $ 235,956         $ 152,520         $ 105,545         $ 98,209         $ 75,135
Costs of services                 185,668           122,664            78,443           78,106           57,208
Selling, general
 and administrative               101,882            51,709            29,426           25,704           19,230
Depreciation and
 amortization                      29,963             8,564             2,037              994              533
                                ---------         ---------         ---------         --------         --------
Operating loss                    (81,557)          (30,417)           (4,361)          (6,595)          (1,836)
Interest income                     5,767             1,896               395               86               95
Interest expense                   (7,566)           (3,804)           (1,474)            (557)            (313)
Other income (loss), net           (1,947)              432               151            3,917            3,529
Provision (benefit) for
 Income taxes                          --              (961)              906              (42)             (60)
                                ---------         ---------         ---------         --------         --------
Net income (loss)                 (85,303)          (32,854)           (4,383)          (3,191)           1,415
Preferred stock
 dividends and
 accretion                         (7,514)          (10,725)           (2,005)              --               --
                                ---------         ---------         ---------         --------         --------
Net income (loss)
 applicable to
 common stockholders            $ (92,817)        $ (43,579)        $  (6,388)        $ (3,191)        $  1,415
                                =========         =========         =========         ========         ========
Net income (loss) per
 share applicable to
 common stockholders -
 basic and diluted              $   (1.57)        $   (0.87)        $   (0.14)        $  (0.07)        $   0.03
                                =========         =========         =========         ========         ========
Weighted average common
 shares outstanding -
 basic and diluted                 59,173            49,969            45,333           45,333           45,333
                                =========         =========         =========         ========         ========

                                                         Year Ended December 31,
                             ---------------------------------------------------------------------------
                                2000             1999             1998            1997            1996
                             ---------         --------         --------         -------         -------
                                                              (In thousands)
OTHER FINANCIAL DATA:
Capital expenditures         $ 195,022         $ 94,264         $ 10,919         $ 3,363         $ 2,135
EBITDA                         (53,541)         (21,421)          (2,173)         (1,684)          2,226
Net cash provided by
 (used for) operating
 activities                    (58,002)           3,702          (10,768)            184            (322)
Net cash used for
 investing activities         (201,713)         (51,221)          (1,402)         (3,474)           (644)
Net cash provided by
 financing activities          229,158           78,353           22,800           2,554           1,596


                                                              December 31,
                              ---------------------------------------------------------------------------
                                 2000             1999            1998             1997            1996
                              ---------         --------        --------         --------         -------
                                                            (In thousands)
BALANCE SHEET DATA:
Cash and cash
 equivalents                  $  12,474         $ 43,031        $ 12,197         $  1,567         $ 2,303
Current assets                   84,098           76,292          31,050           28,521          19,771
Working capital
 (deficit)                      (20,400)           9,872          16,168           (3,128)          1,621
Property and
 equipment, net                 269,073          101,944          15,822            6,957           3,075
Total assets                    404,659          185,972          48,868           35,581          22,915
Long-term obligations            33,041           30,271           5,072            3,623             664
Redeemable 7.5%
 series A cumulative
 convertible preferred
 stock                          120,065               --              --               --              --
Redeemable series A
 preferred stock                     --               --          35,146               --              --
Total stockholders'
 equity (deficit)               147,055           89,281          (6,723)             309           4,101


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements, the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. For this purpose, any statement that is not a statement of historical fact is forward-looking information, including without limitation statements concerning the company's future capital requirements, sufficiency of available capital and availability of additional financing. Without limiting the generality of the foregoing, words such as "believes," "anticipates," "expects" and similar expressions identify forward-looking statements. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risk associated with the Company's expansion plans and other factors discussed below under "Risk Factors" and elsewhere in this report.

     For periods prior to our formation in July 1998, the financial data reflect the financial statements of Network Plus, Inc., our wholly owned subsidiary, as it was our sole operating entity.

OVERVIEW

     The Company, founded in 1990, is a network-based communications provider offering a comprehensive suite of telecommunications, broadband data, and Internet Data Center hosting services. The Company's services include local and long distance voice, high-speed data, Internet and web server and managed server hosting. The Company currently utilizes digital subscriber line, or DSL, technology to provide high-speed data and Internet access and provides local and long distance services using traditional switched access, ATM, and other technologies. The Company currently serves primarily small and medium-sized business customers in the northeastern and southeastern regions of the United States.

COMPARISON OF 1999 AND 2000

     REVENUES. Revenues increased $83.4 million, or 55%, to $236.0 million for the year ended December 31, 2000 from $152.5 million in 1999. Approximately one half of the increase was due to the $44.8 million increase in revenues from the sale of local services, which totaled $59.3 million in 2000. Revenues from the sale of local services contributed 25% of total revenues in 2000 compared to 10% of total revenues in 1999. Local lines in service at December 31, 2000 increased 177% to 183,000 from 66,000 lines at December 31, 1999. Revenues generated from data services, which included co-location and Internet Data Center hosting services, DSL, Internet services and leasing of fiber-optic capacity, totaled $25.1 million in 2000, an increase of $23.6 million over the prior year, representing 11% of total revenues as compared to 1% of total revenues in 1999. We expect revenues from local services and data services to continue to increase as a percent of total revenues as we continue to focus on selling these products.

     Revenues generated from international wholesale traffic, which results from utilizing excess capacity on our long distance switches during off-peak hours, increased $25.6 million as compared to 1999, to $87.0 million. International wholesale traffic as a percent of total revenues declined to 37% of total revenues in 2000, decreasing from 40% of total revenues during 1999. Retail long distance revenues decreased $10.5 million to $64.6 million during 2000 representing 27% of total revenues compared to 49% of total revenues in 1999 despite an increase in minutes during 2000. We operate in a competitive market for long distance service, which has experienced price erosion of the average rate per minute from the prior year. We expect this price trend to continue in the future.

     COSTS OF SERVICES. Costs of services increased $63.0 million, or 51%, to $185.7 million for the year ended December 31, 2000 from $122.7 million in the prior year. The increase in total costs of services is due primarily to the increase in total revenues of 55% in 2000 over 1999. As a percent of revenues, total cost of services decreased to 79% for 2000 from 80% for 1999. The cost of services as a percent of revenues was positively impacted by a shift of services to local and data, which have lower costs of services as a percent of revenue, but were offset by higher costs of services from international and long distance traffic. As we continue to move our local services on our network, increase data services and reduce our wholesales international and long distance traffic, we expect cost of services as a percent of revenue to decrease. As the deployment of our local network continues and the facilities become operational, the costs associated with the co-location facilities, including rent, power and access charges, are reflected in costs of services. These costs are generally fixed and will result in fluctuations in margin in the future as these costs are incurred for capacity which is not immediately utilized.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $50.2 million, or 97%, to $101.9 million for 2000 from $51.7 million for 1999. As a percentage of revenues, selling, general and administrative expenses increased to 43% for 2000 from 34% for 1999. We employed 930 people at December 31, 2000, compared with 577 at December 31, 1999, resulting in an increase in payroll and related expenses of 98% for the year. The sales organization increased by 137 people as compared to the prior period, and we added 173 people to support the build-out of our local and data network. We expect selling, general and administrative expenses to continue to increase as a result of our growth in revenues and the expansion of the infrastructure to support future growth. However, we believe these expenses as a percent of revenue will begin to decline as our rate of network and infrastructure expansion reduces relative to our projected revenue growth. Costs associated with the co-location facilities including rent, power, access and leased line charges for facilities which are not fully deployed are included in selling, general and administrative expenses. We expect these charges will fluctuate depending upon the number of co-location facilities becoming operational, at which time the related costs are reclassified to costs of services.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $21.4 million, or 250%, to $30.0 million during 2000 from $8.6 million in the prior year. The increase is primarily due to additional local network facilities, data services equipment and other telecommunications equipment to support our network expansion. In particular, the southeastern local switching and co-location equipment and northeastern data centers were put into service and began depreciating during 2000. We expect depreciation and amortization expense to increase as we bring additional local network facilities on-line and as we make additional investments in our network and operational infrastructure including the mid-Atlantic region.

     INTEREST. Interest expense net of interest income decreased slightly to $1.8 million for 2000 from $1.9 million for 1999. The decrease in net interest expense is primarily due to the investment of capital obtained from the common and preferred stock offerings in April 2000. Offsetting the interest income from the investment of capital was $2.5 million of amortization of issuance costs resulting from the $225 million senior secured Credit Facility. Interest expense is expected to dramatically increase as the amortization of issuance costs associated with the $225 million senior secured Credit Facility are expensed and as we begin drawing on this facility to fund the continued build-out of the local network and operating activities.

     NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The contribution from increased revenues was offset by an increase in selling, general and administrative expenses, and depreciation and amortization expense, which combined with a $2.5 million loss on an equity investment resulted in a net loss of $85.3 million during 2000, compared to $32.9 million in 1999. During the fourth quarter 2000, we wrote-off our entire equity investment of $2.5 million in NorthPoint Communications Corp. common stock, as a result of their recent bankruptcy filing.

     The effect of the net loss combined with the preferred stock dividends and accretion to redemption value of $7.5 million during 2000 and $10.7 million during 1999 resulted in net losses applicable to common stockholders of $92.8 million for 2000 compared to $43.6 million for 1999. Dividends payable on the convertible preferred stock sold by us in our April 12, 2000 offering and our anticipated increase in net losses will result in net losses applicable to common stockholders in the future.

     EBITDA. EBITDA was negative $53.5 million for 2000 compared to negative $21.4 million for 1999. Higher selling, general and administrative expenses due to the rapid implementation of our local network and infrastructure to support our growth as well as the $2.5 million charge related to the investment in Northpoint offset the increased contribution from revenue.

COMPARISON OF 1998 AND 1999

     REVENUES. Revenues increased $47.0 million, or 45%, to $152.5 million in 1999 from $105.5 million in 1998. The increase was primarily due to a 35% increase in long distance revenues, which represented 89% of total revenues for the period, resulting from services to new customers and increased revenues from existing customers. Revenues generated from international wholesale traffic, which results from excess capacity on our long distance switches represented 70% of the increase in revenues for the period. The resale of local service contributed $13.6 million in revenues for the period, representing 27% of the increase in total revenues for the period. We operate in a competitive market for long distance service, which has experienced price erosion of the average rate per minute from the prior year. We expect this price trend to continue in the future.

     COSTS OF SERVICES. Costs of services increased $44.2 million, or 56%, to $122.7 million in 1999 from $78.4 million in 1998. As a percentage of revenues, costs of services increased to 80% for 1999 from 74% for 1998. The increase was primarily due to the increased volume of international wholesale traffic, which has higher origination, transport and termination costs as compared to other long distance traffic. In addition, we maintain rate agreements with various local and long distance carriers for access, termination and transport which are continually reviewed and negotiated based on changes in volume and types of traffic. These changes to rate agreements may result in credits for costs associated with prior traffic or reductions in current costs based on the mix of traffic and rate. Cost of services is currently comprised exclusively of carrier costs to originate, transport and terminate traffic for our network switches. As the deployment of the local network continues and the facilities become operational the costs associated with the co-location facilities including rent and access charges will be reflected in cost of services. These costs are generally fixed and will result in fluctuations in margin in the future as a result of costs incurred for capacity, which is not immediately utilized in these co-locations.

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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $6.5 million, or 320%, to $8.6 million 1999 from $2.0 million for 1998. The increase was primarily due to additional local network facilities, fiber, computer and other telecommunications and data services equipment to support our network expansion. In particular the Cambridge, Massachusetts and New York City local switch equipment, the northeast fiber ring and the Los Angeles and Chicago long distance switches, which were put into service during 1999, began depreciating. We expect the depreciation and amortization expense to increase as we bring additional local network facilities on-line and as we make additional investments in our network and operational infrastructure.

     INTEREST. Interest expense net of interest income increased $829,000, or 77%, to $1.9 million for 1999 from $1.1 million for 1998. The increase was primarily due to interest paid on our capital lease obligations and outstanding balances on the line of credit. We expect interest expense to increase as a result of the continued financing of the local network buildout.

     NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. As a result of the increases in selling, general and administrative expenses, depreciation and amortization, and net interest expense exceeding the increase in revenues net of operating costs noted above, we incurred a net loss of $32.9 million for 1999 compared to $4.4 million in 1998.

     The effect of the preferred stock dividends of $10.7 million in 1999 and $2.0 million in 1998 resulted in net loss applicable to common stockholders in the years ended December 31, 1999 and 1998 of $43.6 million and $6.4 million, respectively.

     EBITDA. EBITDA was negative $21.4 million for the year ended December 31, 1999 compared to negative $2.2 million for the year ended December 31, 1998. This decline was due to the changes in revenues, related costs of services and selling, general and administrative expenses due to the rapid implementation of our local network and infrastructure to support future growth.

SEGMENT RESULTS

     We have two reportable segments which management operates as distinct market segments delineated by the customer base to whom services are provided. The two customer base segments are: retail telecommunications and data services, and wholesale telecommunications. We measure and evaluate our reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services, including voice and data transport, and enhanced and custom calling features. In this segment, we focus on selling these services to end user customers, principally businesses. The wholesale telecommunications segment provides international transport and termination services. We focus this segment on selling these services to large telecommunication carriers who utilize our excess capacity to provide telephone voice services to their customers.

                                                      2000            1999            1998
                                                    --------        --------        --------
                                                                (In thousands)
Revenues:
 Retail telecommunications and data services        $148,995        $ 91,132        $ 75,506
 Wholesale telecommunications                         86,961          61,388          30,039
                                                    --------        --------        --------
Total revenues                                      $235,956        $152,520        $105,545
                                                    ========        ========        ========
Costs of services:
 Retail telecommunications and data services        $ 98,030        $ 65,255        $ 51,371
 Wholesale telecommunications                         87,638          57,409          27,072
                                                    --------        --------        --------
Total costs of services                             $185,668        $122,664        $ 78,443
                                                    ========        ========        ========

QUARTERLY RESULTS

     The following tables set forth certain unaudited financial data for each of the quarters in 2000 and 1999. This information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this quarterly information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. Income taxes are included in other income (expense), net.


                                                            Quarter Ended
                                   -----------------------------------------------------------
                                   March 31,        June 30,         Sept. 30,        Dec. 31,
                                     2000             2000             2000             2000
                                   --------         --------         --------         --------
                                                           (Unaudited)
                                                          (In thousands)
Revenues                           $ 50,259         $ 54,427         $ 62,158         $ 69,112
Costs of services                    40,854           41,562           48,528           54,725
Selling, general and
 administrative                      20,053           27,490           27,443           26,895
Depreciation and
 amortization                         4,748            6,560            7,780           10,874
                                   --------         --------         --------         --------
Operating loss                      (15,396)         (21,185)         (21,593)         (23,382)
Interest income                         408            2,634            1,992              733
Interest expense                     (1,449)          (1,163)            (947)          (4,007)
Investment loss                          --               --               --           (2,500)
Other income (expense), net              28              (10)            (176)             711
                                   --------         --------         --------         --------
Net loss                           $(16,409)        $(19,724)        $(20,724)        $(28,445)
                                   ========         ========         ========         ========


                                                          Quarter Ended
                                   -----------------------------------------------------------
                                   March 31,        June 30,         Sept. 30,        Dec. 31,
                                     1999             1999             1999             1999
                                   --------         --------         --------         --------
                                                           (Unaudited)
                                                          (In thousands)
Revenues                           $ 33,581         $ 36,313         $ 39,381         $ 43,244
Costs of services                    26,546           29,771           31,851           34,496
Selling, general and
 administrative                      10,716           12,404           12,983           15,606
Depreciation and
 Amortization                           984            1,844            2,386            3,349
                                   --------         --------         --------         --------
Operating loss                       (4,665)          (7,706)          (7,839)         (10,207)
Interest income                         141               21              929              805
Interest expense                       (521)            (795)            (987)          (1,502)
Other income (expense), net           1,828               21           (2,608)             231
                                   --------         --------         --------         --------
Net loss                           $ (3,217)        $ (8,459)        $(10,505)        $(10,673)
                                   ========         ========         ========         ========

We could experience quarterly variations in revenues and operating income (loss) as a result of many factors, including:

     - the introduction of new services

     - actions taken by competitors or suppliers

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

LIQUIDITY AND CAPITAL RESOURCES

     Total assets were $404.7 million at December 31, 2000 compared to $186.0 million at December 31, 1999. Cash and cash equivalents were $12.5 million at December 31, 2000 compared to $43.0 million at December 31, 1999. Net cash used for operating activities was $58.0 million during 2000 as compared to net cash provided by operating activities of $3.7 million during 1999. Capital expenditures were $195.0 million for the year ended December 31, 2000.

     On September 27, 2000 we entered into a new senior Credit Facility agreement with Goldman Sachs Credit Partners, Fleet Securities, DLJ Bridge Finance and Fleet National Bank. This facility provides up to $225 million in total principal based on eligible receivables and eligible net property as defined by the agreement. This facility replaced the $60 million senior Credit Facility, which we allowed to expire in June 2000. The proceeds from the new $225 million Credit Facility are expected to be used for the purchase and acquisition of telecommunications assets and to finance operating losses and working capital. All borrowings under this facility are collateralized by substantially all of the Company's assets. There were no borrowings outstanding under this facility at December 31, 2000.

     The new senior Credit Facility agreement imposes operating and financial restrictions on us. These restrictions affect, and in many cases limit, among other things, our ability to:

     -  pay dividends or make distributions to our common stockholders

     -  incur additional indebtedness

     -  make investments or other restricted payments

     -  sell or dispose of assets

     On April 12, 2000, we sold in concurrent underwritten public offerings
(i)5,000,000 shares of common stock for aggregate net proceeds of $122.9 million to us and $13.4 million to certain selling stockholders and (ii) 2,500,000 depository shares, each representing 1/10 of a share redeemable 7.5% Series A Cumulative Convertible Preferred Stock, for aggregate net proceeds to us of $119.8 million. Each depository share is initially convertible into 1.4368 shares of our common stock.

     Our strategic initiatives include the deployment of additional local switches, the co-location of network equipment, the offering of new local and data services the expansion of our sales force and other personnel, and significant investment in our information technology systems. These initiatives will require a substantial amount of capital for the installation of network switches and related equipment, fiber, personnel additions and funding of operating losses and working capital.

     The Company currently anticipates that its available cash and Credit Facility will be sufficient to meet its anticipated working capital and capital expenditure requirements through fiscal 2001. In the event its operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to comply with its restrictions and obligations under the Credit Facility, which could result in a default that could limit the availability of borrowings under the facility, the Company may have to substantially reduce it level of operations. In addition, the Company may need to raise additional capital to meet its needs after 2001, to fund more rapid expansion, to develop new services and to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. However, the Company may not be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available or are not available on terms favorable to the Company, its business, results of operations and financial condition could be materially and adversely affected.

     Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as the costs of building the mid-Atlantic region , capital requirements and growth projections, cost overruns, changes in demand for our services, regulatory, technological or competitive developments.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS 138, which amended certain provisions of SFAS 133. This pronouncement will not have a material impact on our financial position or results of operations.

RISK FACTORS

WE HAVE A HISTORY OF NEGATIVE CASH FLOW AND SIGNIFICANT OPERATING LOSSES

     We had operating losses in each of the last five years and negative cash flow from operating activities in 2000. In 2000, we had operating losses of $81.6 million and cash flows used for operating activities of $58.0 million and a loss of $1.57 per share applicable to common stockholders. We expect to incur significant expenditures in connection with the continued acquisition, development and expansion of our network infrastructure, product offerings, information technology systems and employee base. As a result, we expect to incur significant future operating losses and negative cash flow. If our revenues do not increase significantly or the increase in our expenses is greater than expected, we may not achieve or sustain profitability or generate positive cash flow in the future.

WE MAY REQUIRE ADDITIONAL THIRD PARTY FINANCING

     Our ability to meet our projected growth will require substantial cash resources. The anticipated expansion of our network infrastructure after 2001, including the addition of co-locations, switches, Internet Data Centers and other network elements, and our anticipated funding of negative cash flow from operating activities after 2001, may require additional capital. The maturity of our credit facility in mid-2002 may require additional capital. Furthermore, if we acquire other businesses, we may require additional financing. Our ability to satisfy future capital needs will depend upon the continued availability of our credit and equipment lease facilities and cash from operations. If for any reason our Credit Facility becomes unavailable or our ability to draw on this facility is limited, including as a result of a breach by us of the financial or other covenants contained in the Credit Facility, we may be required to seek alternative financing or modify our business plan. Additional financing may place significant limits on our financial and operating flexibility or may not be available to us. Failure to obtain future financing when needed or on acceptable terms could cause us to delay or abandon our development and expansion plans and could materially adversely affect our growth and ability to compete.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

     As a result of our limited operating history as a provider of broadband data, telecommunications and data hosting services and the evolving nature of the telecommunications and Internet industries, we may not be able to accurately forecast our revenues. We do not believe that period-to-period comparisons of our operating results are necessarily meaningful, or that investors should rely upon them as indicators of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. This would likely materially adversely affect the trading price of our stock.

WE CANNOT PREDICT MARKET ACCEPTANCE FOR OUR LOCAL, DSL, INTERNET AND DATA HOSTING SERVICES

     The markets for Internet access, broadband data, including DSL, web and managed server hosting and competitive local service are in the early stages of development. We have limited experience providing these additional services and can give no assurance that our services will receive market acceptance or that prices and demand for these services will be sufficient to achieve or sustain profitable operations. If the markets for our new services fail to develop, grow more slowly than anticipated or become saturated with competitors, our success in these markets could be materially adversely affected.

WE MAY BE UNABLE TO MANAGE RAPID GROWTH

     Our future operating performance will depend upon our ability to implement and manage our growth effectively. Our rapid growth to date has placed, and in the future will continue to place, a significant strain on our administrative, operational, managerial and financial resources. Failure to attract and retain additional qualified sales and other personnel, including management personnel who can manage our growth effectively, or failure to successfully train or integrate such personnel, could materially adversely affect our future operating performance. To manage our growth effectively, we will also have to continue to improve and upgrade operational, financial and accounting information systems, controls and infrastructure, as well as control costs and maintain regulatory compliance. The failure to adequately strengthen our financial controls and systems or otherwise manage our growth could materially adversely affect our business, prospects, financial condition and results of operations.

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW

     Prices for telecommunications services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY BE UNABLE TO MEET OUR DEBT OBLIGATIONS

     We have a significant amount of indebtedness and our indebtedness will increase as we begin to draw on our Credit Facility. Our ability to repay our indebtedness will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors. Some of these factors are beyond our control. If we are unable to service our indebtedness or other obligations, we will be forced to examine alternative strategies. These strategies may include reducing or delaying capital expenditures, restructuring or refinancing indebtedness or seeking additional debt or equity financing. We can give no assurance that any of these strategies could be effected on satisfactory terms.

     Our level of indebtedness could have important consequences to our stockholders, including the following:

     - we will have significant and increasing cash interest expense and significant principal repayment obligations with respect to outstanding indebtedness

     - our degree of leverage and debt service obligations could limit our ability to plan for, and make us more vulnerable than some of our competitors to the effects of, an economic downturn or other adverse developments

     - we may need to dedicate cash flow from our operations to debt service payments, making these funds unavailable for other purposes

     - our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements or other purposes could be impaired

     - we will have a competitive disadvantage relative to the other companies in our industry with less debt

OUR INDEBTEDNESS SUBJECTS US TO FINANCIAL AND OPERATING RESTRICTIONS

     Our senior Credit Facility imposes operating and financial restrictions on us. These restrictions may limit our ability to:

     - incur additional indebtedness

     - issue stock of any subsidiaries

     - create liens on assets

     - pay dividends, redeem our proposed convertible preferred stock or make other distributions

     - sell assets

     - make capital expenditures

     - enter into sale and leaseback transactions

     - engage in mergers or acquisitions

     - make investments

     Failure to comply with any of these restrictions, including pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA), days sales outstanding (DSO) and access lines, as defined by the agreement, could limit the availability of borrowings or result in a default under our senior Credit Facility. For the year ended December 31, 2000, the lenders agreed to amend a financial covenant to grant us additional operating flexibility. We can give no assurance that we will obtain a waiver or amendment for any future noncompliance.

OUR BUSINESS STRATEGY DEPENDS ON SECURING AND MAINTAINING INTERCONNECTION AGREEMENTS WITH INCUMBENT LOCAL EXCHANGE CARRIERS

     We must enter into agreements for the interconnection of our network with the networks of the incumbent local exchange carriers and other carriers covering each market in which we intend to offer local service. Although we have entered into interconnection agreements in a number of jurisdictions, we can give no assurance that we will successfully renegotiate these agreements as they are due to expire or negotiate additional agreements as we enter new markets.


WE DEPEND ON OUR SUPPLIERS AND OTHER SERVICE PROVIDERS

     TRANSMISSION FACILITIES. We lease a portion of our transport capacity. We are dependent upon the availability of fiber optic transmission facilities owned by interexchange carriers, incumbent local exchange carriers, Internet service providers, competitive local exchange carriers and others who lease their fiber optic networks to us. Many of these entities are, or may become, our competitors. Integration of leased fiber mileage into our network will subject us to the risk that the owners of the underlying facilities, who may be competitors, will not maintain or will deny us access to these facilities. Some of these providers are currently experiencing delays in the development of their facilities, and we can give no assurance that we will be able to obtain use of these facilities on a timely basis and in the quantities we require.

     DIGITAL SUBSCRIBER LINE SERVICES. DSL services depend on the quality of copper lines and the maintenance of such lines by incumbent local exchange carriers. We can give no assurance that we will be able to obtain copper lines and the services we require from these carriers on a timely basis or on terms and in quantities satisfactory to us.

     OTHER COMPONENTS. We also rely on other companies to supply key components of our network infrastructure, including switching and networking equipment and paging services. These components are only available in the quantities and quality we require from sole or limited sources. From time to time we have experienced delays or other problems in receiving these key components. We can give no assurance that we will be able to obtain such services or facilities on the scale and within the time frames required by us at an affordable cost, or at all.

     CALL RECORDS. The accurate and prompt billing of our customers is dependent upon the timeliness and accuracy of call detail records, including those provided by carriers whose services we resell. We can give no assurance that the current carriers will continue to provide, or that new carriers, including incumbent local exchange carriers, will provide, accurate information on a timely basis.

WE MAY FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

     We may acquire other businesses that we believe will complement our existing business. These acquisitions will likely involve some or all of the following risks:

     - the difficulty of assimilating the acquired operations and personnel

     - the potential disruption of our ongoing business

     - the diversion of resources

     - the possible inability of management to maintain uniform standards, controls, procedures and policies

     - the possible difficulty of managing our growth and information systems

     - the risks of entering markets in which we have little experience

     - the potential impairment of relationships with employees or customers.

These transactions may be required for us to remain competitive. We can give no assurance that we will be able to obtain required financing for such transactions or that such transactions will occur.

COMPETITION IN OUR INDUSTRY IS INTENSE AND GROWING, AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY

     Our industry is highly competitive, and we expect competition to intensify in the future. We do not have a significant market share in any of our markets. Most of our actual and potential competitors have substantially greater financial, technical, marketing and other resources, including brand or corporate name recognition, than we do. Our success will depend upon our ability to provide high-quality services at competitive prices. Any reduction in the prices of long distance, local, VoDSL, DSL, data hosting or other services by our competitors could materially adversely affect our business, prospects and financial condition.

We also face the following competitive risks:

  OVERALL TELECOMMUNICATIONS MARKET

     A continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to us. We also face competition from fixed wireless services, wireless devices that do not require site or network licensing, cellular, personal telecommunications services, other commercial mobile radio service providers and Internet telephony. In addition, in February 1998, Federal Communications Commission rules went into effect that make it substantially easier for many foreign telecommunications companies to enter the U.S. telecommunications market. In the highly competitive international wholesale market, the routes that we can sell favorably are subject to change without notice, and it is very difficult to forecast revenue and associated margins. Loss of traffic could materially adversely affect our operating revenues.

  LONG DISTANCE SERVICES MARKET

     The long distance industry is characterized by a high level of customers attrition, or "churn". Our revenues have been, and are expected to continue to be, affected by churn. New price plans and simplified rate structures may continue to lower long distance prices. Also, we anticipate that a number of regional Bell Operating companies will seek authority to provide in-region long distance Services in 2001 and beyond. Regional Bell operating companies which receive authority to offer widespread in-region long distance services are in a position to offer single-source local and long distance services in direct competition with us.

  LOCAL SERVICES MARKET

     In the local telecommunications market, our primary competitor is currently the incumbent local exchange carrier serving each geographic area. An incumbent local exchange carrier is an established provider of dedicated and local telephone services to all or virtually all telephone subscribers within its service area. We also face competition in local markets from other new entrants, including long distance and other carriers, many of which have significantly greater financial resources than we do.

  DATA SERVICES AND WEB AND MANAGED SERVER HOSTING MARKETS

     The markets for data communications, web and managed server hosting and Internet access services are extremely competitive and characterized by rapid technological innovation. There are no substantial barriers to entry, and we expect that competition will intensify in the future. We expect significant competition from a large variety of companies, including long-distance service providers, cable modem service providers, Internet service providers, on-line service providers, wireless and satellite data service providers and other companies focusing on DSL services.

WE MAY BE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGE

     The telecommunications industry has been, and is likely to continue to be, subject to:

     - rapid and significant technological change, including continuing developments in DSL technology, which does not presently have widely accepted standards

     - frequent introductions of new services and alternative technologies, including new technologies for providing high-speed data services

     - evolving industry standards.

     We expect that new products and technologies will emerge that may be superior to, or may not be compatible with, some of our products or technologies. Changes in technology could cause more competitors to enter the industry, including the network-based local market and high-speed data transport market in which we compete. Also, technological changes, including advancements in emerging wireline and wireless technologies and Internet services and technologies, could result in lower retail rates for telecommunications services. These changes could materially adversely affect our ability to price services competitively or achieve profitability.

WE DEPEND ON INDEFEASIBLE RIGHTS-OF-USE, RIGHTS-OF-WAY AND SIMILAR AGREEMENTS

     We currently rely on, and may need to obtain additional indefeasible rights-of-use, local franchises, permits, rights to utilize underground conduit and aerial pole space and other rights-of-way. We would need to obtain these rights from entities such as incumbent local exchange carriers, other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We can give no assurance that we, or the providers on whom we depend, will be able to obtain and maintain the permits and rights we may need on acceptable terms. Cancellation or non-renewal of these arrangements could materially adversely affect our business in the affected area.

THE TELECOMMUNICATIONS ACT OF 1996 AND OTHER GOVERNMENT REGULATION COULD ADVERSELY AFFECT US

     Telecommunications services are subject to significant regulation at the federal, state, local and international levels. Delays in receiving required regulatory approvals, or new legal requirements, may materially adversely affect our business, financial condition, results of operations and prospects. In particular, we face the following regulatory risks:

     - NEED TO COMPLY WITH FEDERAL REGULATIONS. The FCC has the authority to sanction us or revoke our authorization if we violate applicable law.

     - LEGAL AND ADMINISTRATIVE BURDEN OF COMPLIANCE WITH DIVERSE STATE REGULATIONS. Compliance with state regulations, challenges by third parties to our tariffs or complaints about our practices could cause us to incur substantial expenses.

     - DIFFICULTY PREDICTING THE IMPACT OF THE TELECOMMUNICATIONS ACT. We cannot predict how the FCC, state regulators, courts and the incumbent local exchange carriers will interpret and implement the relevant provisions of the Telecommunications Act.

     - CHANGES IN ACCESS CHARGES AND UNIVERSAL SERVICE. Changes in the regulations requiring incumbent local exchange carriers to provide equal access for the origination and termination of calls by long distance subscribers, or in the regulations governing access charge rates or universal service contribution, could materially adversely affect our business, prospects, financial condition and results of operations.

     - UNCERTAINTY OF THE EVOLVING REGULATORY ENVIRONMENT. There is considerable uncertainty regarding numerous regulatory issues in the telecommunications industry, including the legal status of complaints filed at the FCC to enforce interconnection agreements and the applicability of existing regulations to new technologies such as Internet telephony. We cannot predict the impact of these and other regulatory developments on our business.

WE DEPEND ON OUR BILLING, CUSTOMER SERVICE AND INFORMATION SYSTEMS

     Integrated management information and processing systems are vital to our growth and our ability to monitor costs, bill customers, process customer orders and operate efficiently. The cost of implementing these systems has been, and we expect will continue to be, substantial.

     In addition, any of the following developments could materially adversely affect our business condition, prospects or financial condition:

     - failure of vendors to deliver the required services or information in a timely and effective manner and at acceptable costs

     - our failure to adequately identify and integrate all of our information and processing needs

     - failure of our processing or information systems to perform as expected

     - our failure to upgrade systems as necessary and on a timely basis.

WE DEPEND ON THE PROMPT COLLECTION OF CUSTOMER PAYMENTS AND FACE RISKS RELATING TO OUR CUSTOMERS' LIQUIDITY

     The failure of our customers to pay their bills in a timely manner or our failure to accurately assess the creditworthiness of our customers and implement adequate revenue assurance programs could materially adversely affect our financial results.

WE MUST SECURE AND MAINTAIN PEERING ARRANGEMENTS WITH INTERNET SERVICE PROVIDERS

     We may need agreements, which are referred to as peering agreements, with Internet service providers in order to exchange traffic with these providers without being required to pay transmission costs. Failure to establish and maintain peering relationships would cause us to incur additional operating expenses or abandon certain elements of our strategy, which could materially adversely affect our business condition, prospects and financial condition.

WE MAY BE UNABLE TO ATTRACT AND RETAIN MANAGEMENT PERSONNEL AND OTHER EMPLOYEES

     Our success depends to a significant extent upon the abilities and continued efforts of our management team, particularly Robert T. Hale, Jr., our chief executive officer and president, Robert T. Hale, the chairman of our board, and other members of our senior management team. The loss of any of these individuals could materially adversely affect our business, prospects and financial condition. Our success will also depend upon our ability to hire and retain additional personnel, including technical and sales personnel. Competition for qualified personnel is intense. Difficulty in hiring and retaining personnel could materially adversely affect our future operating performance.

WE ARE SUBJECT TO THE RISK OF SYSTEM FAILURE AND SECURITY RISKS

     Our success in attracting and retaining customers requires us to provide adequate network reliability, capacity and security. Our networks and the networks upon which we depend are subject to physical damage, power loss, capacity limitations, software defects, breaches of security by computer virus, break-ins or otherwise and other factors. Any of these occurrences may cause interruptions in service or reduced customer capacity. Interruptions in service, capacity limitations or security breaches could materially adversely affect future operating performance.

EXISTING STOCKHOLDERS CAN EXERT CONSIDERABLE CONTROL OVER US

     As of December 31, 2000 approximately 74% of our common stock was owned or voted by Robert T. Hale, a director, and Robert T. Hale, Jr., an officer and director. Consequently, management has considerable control over all of our affairs and controls the election of all members of our board of directors and the outcome of all corporate actions requiring stockholder approval. The interests of our management may differ from those of other stockholders, and non-management stockholders have limited control over our affairs.

PROVISIONS OF OUR CHARTER AND BY-LAWS COULD ADVERSELY AFFECT OUR STOCK PRICE

     Our certificate of incorporation and by-laws include provisions that may discourage, delay or impede a change in control of Network Plus or prevent the removal of incumbent directors, even if stockholders believe the action is in their best interests. Among other things, the certificate of incorporation provides for a classified board of directors. In addition, the certificate of incorporation allows the board of directors to issue shares of preferred stock and fix the rights, privileges and preferences of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future, including the stock issuable in our proposed convertible preferred stock offering. Any issuance of preferred stock could make it more difficult for a third-party to acquire control of Network Plus. In addition, our certificate of incorporation and by-laws limit the manner in which directors may be nominated by the stockholders and in which proposals may be made at stockholder meetings. We are also subject to Section 203 of the Delaware general corporation law, which could delay or prevent a change of control. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares or could depress the trading price of our stock.

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THEIR PURCHASE PRICE

     The price at which our stock trades is likely to continue to be volatile and may fluctuate widely due to factors such as:

     - our historical and anticipated quarterly and annual operating results

     - variations between our actual results and analyst and investor expectations or changes in financial estimates and recommendations by securities analysts

     - announcements by us or others and developments affecting our business

     - investor perceptions of our company and comparable public companies

     - conditions and trends in the telecommunications and Internet industries.

     In particular, the stock market has from time to time experienced significant price and volume fluctuations affecting the stock of telecommunications and Internet companies. Fluctuations may be unrelated or disproportionate to company performance. These fluctuations may result in a material decline in the trading price of our stock. In addition, fluctuation in the market price of our stock could result in shareholder lawsuits, which potentially could impact our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it faces any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, including our consolidated balance sheets as of December 31, 2000 and 1999, consolidated statements of operations , consolidated statements of stockholders' equity, consolidated statements of cash flows for each of the three years in the period ended December 31, 2000, and notes of our consolidated financial statements, together with a report thereon of PricewaterhouseCoopers LLP, dated March 21, 2001, are attached hereto as pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as provided below, information with respect to this item will appear in the sections captioned "Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2001 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to our executive officers may be found under the section captioned "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation" and "Certain Transactions" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item will appear in the section captioned "Certain Transactions" appearing in the 2001 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1(a) -- The following consolidated financial statements of Network Plus Corp. and report of independent public accountants are included in Item 8 of this Form 10-K:

     Report of Independent Accountants

     Consolidated Balance Sheets
     December 31, 2000 and 1999

     Consolidated Statements of Operations
     Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Changes in Stockholders' Equity
     Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows
     Years Ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

2(a) and (d) -- Financial Statement Schedules

     The following consolidated financial statement schedule of Network Plus Corp. is filed on pages S-1 and S-2 hereto and is incorporated herein:

     Schedule II -- Valuation and Qualifying Accounts

     Report of Independent Accountants on the Financial Statement Schedule

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

 (b) Reports on Form 8-K

      None.

3(a) and (c) -- Exhibits

     The exhibits listed on the Exhibit Index hereto are filed with this report.

EXHIBIT INDEX

 EXHIBIT                              DESCRIPTION
 -------                              -----------
 3.1(1)       Amended and Restated Certificate of Incorporation of the Company.

 3.2(1)       Amended and Restated By-laws of the Company.

 3.3(4)       Certificate of Designation for 7.5% Series A Cumulative
              Convertible Preferred Stock.

 3.4(4)       Deposit Agreement for Depositary Shares representing 7.5% Series
              A Cumulative Convertible Preferred Stock, among the Company, the
              Depositary and the Holders from time to time of the Depositary
              Shares, dated as of April 6, 2000.

 4.1(2)       Exchange and Registration Rights Agreement dated as of September
              1, 1998 between the Company and the Purchasers.

 4.2(1)       Form of Common Stock Certificate.

10.1(1)*      1998 Stock Incentive Plan, as amended.

10.2(1)*      1998 Director Stock Option Plan, as amended.

10.3(2)       Net Lease by and between Network Plus Realty Trust, Landlord, and
              Network Plus, Inc., Tenant, dated July 1, 1993.

10.3A         First Amendment to Lease, dated January 31, 2001, by and between
              Robert T. Hale and Robert T. Hale, Jr. as trustees of Network
              Plus Realty Trust, Landlord, and Network Plus, Inc., Tenant.

10.4 Sublease by and between PACSCI Motion Control, Inc., Landlord, and Network Plus, Inc., Tenant, dated October 22, 1999.

10.5(6)       Lease between Network Plus, Inc. as Tenant, and Trucks Up LLC, as
              Landlord, dated August 31, 2000.

10.6+(6) Credit and Guaranty Agreement, dated as of September 27, 2000, among the Company, Network Plus, Inc., various lenders (the
              "Lenders"), Goldman Sachs Credit Partners, L.P., as a Joint Lead
              Arranger, Book Runner and Syndication Agent, FleetBoston
              Robertson Stephens Inc., as a Joint Lead Arranger, DLJ Bridge
              Finance, Inc., as Documentation Agent, and Fleet National Bank, as Collateral Agent and Administrative Agent.

10.6A First Amendment, dated as of February 9, 2001, by and among the Company, Network Plus, Inc., the Lenders, Goldman Sachs Credit
              Partners, L.P., as a Joint Lead Arranger, Book Runner and
              Syndication Agent, Fleet Securities, Inc., as a Joint Lead
              Arranger, DLJ Bridge finance, Inc., as Documentation Agent, and
              Fleet National Bank as Collateral Agent and Administrative Agent.

10.7(6) Pledge and Security Agreement, dated as of September 27, 2000, between the Company, Network Plus, Inc. and Fleet National Bank, as Collateral Agent for the Secured Parties.

10.8 Form of Common Stock Purchase Warrant of the Company originally issued as of September 27, 2000 to the Lenders.

10.9+(2) Master Lease Agreement, dated as of August 8, 1997, by and between Chase Equipment Leasing, Inc. and Network Plus, Inc., as amended.

10.10(3)      Master Agreement, dated December 30, 1998, by and between
              Comdisco, Inc. and Network Plus, Inc., along with Product
              Supplement dated December 30, 1998, Addendum dated December 30,
              1998 and Guarantee of Network Plus Corp. dated December 30, 1998.

10.10A(5)     Letter agreement, dated March 9, 2000, by and between Comdisco,
              Inc. and Network Plus, Inc., amending the Master Lease Agreement, dated as of December 30, 1998, as amended, by and among Comdisco,
              Inc. and Network Plus, Inc.

10.11(1)*     Form of Incentive Stock Option Agreement under 1998 Stock
              Incentive Plan

10.12(1)*     Form of Stock Option Agreement under 1998 Director Stock Option
              Plan

10.13(1)*     Form of Incentive Stock Option Agreement with James J. Crowley under 1998 Stock Incentive Plan.

10.14(6) Separation Agreement and Release, dated as of July 12, 2000, by and between the Company and George C. Alex.

10.15         Promissory Note for $1.87 million from Robert T. Hale, Jr. to the
              Company, dated September 2, 1998.

21            Subsidiaries of the Registrant.

23            Consent of PricewaterhouseCoopers LLP.


---------------

(1) Incorporated herein by reference to the Company Registration Statement on Form S-1, as amended (File No. 333-79479).

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-64663).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(4) Incorporated by reference to the Company's Form 8-A filed with the Securities and Exchange Commission on April 13, 2000.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

+    Confidential treatment granted as to certain portions.

* Management contract or compensation plan on arrangement filed in response to Item 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NETWORK PLUS CORP.

                                      By: /s/ Robert J. Cobuzzi
                                        ------------------------------------
                                        Robert J. Cobuzzi
                                        Executive Vice President of Finance,
                                        Chief Financial Officer and
                                        Treasurer

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                            DATE
---------                              -----                            ----
/s/ Robert T. Hale              Chairman of the Board              March 30, 2001
---------------------------
Robert T. Hale


/s/ Robert T. Hale, Jr.         President, Chief Executive         March 30, 2001
---------------------------     Officer and Director
Robert T. Hale, Jr.            (Principal Executive Officer)


/s/ James J. Crowley            Executive Vice President, Chief    March 30, 2001
---------------------------     Operating Officer and Director
James J. Crowley


/s/ Robert J. Cobuzzi           Executive Vice President, Chief    March 30, 2001
---------------------------     Financial Officer and Treasurer
Robert J. Cobuzzi              (Principal Financial and
                                Accounting Officer)


/s/ David Martin                Director                           March 30, 2001
---------------------------
David Martin


/s/ Joseph McNay                Director                           March 30, 2001
---------------------------
Joseph McNay


/s/ Lawrence Strickling         Director                           March 30, 2001
---------------------------
Lawrence Strickling

                               NETWORK PLUS CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Report of Independent Accountants...........................       F-2
Consolidated Financial Statements:
  Consolidated balance sheets as of December 31, 2000 and
     1999...................................................       F-3
  Consolidated statements of operations for the years ended
     December 31, 2000, 1999 and 1998.......................       F-4
  Consolidated statements of stockholders' equity
     for the years ended December 31, 2000, 1999 and 1998...       F-5
  Consolidated statements of cash flows for the years ended
     December 31, 2000, 1999 and 1998.......................       F-6
Notes to Consolidated Financial Statements..................       F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Network Plus Corp.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Network Plus Corp. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 30, 2001

                               NETWORK PLUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)


                                                                                               December 31,
                                                                                      ---------------------------
                                                                                         2000              1999
                                                                                      ---------         ---------
                         ASSETS
Current Assets:
  Cash and cash equivalents                                                           $  12,474         $  43,031
  Accounts receivable, net of allowance for doubtful
   accounts of $3,294 and $2,624, respectively                                           55,922            31,814
  Prepaid expenses                                                                        1,185               489
  Other current assets                                                                   14,517               958
                                                                                      ---------         ---------
    Total current assets                                                                 84,098            76,292
Property and equipment, net                                                             269,073           101,944
Other assets, net                                                                        51,488             7,736
                                                                                      ---------         ---------
    TOTAL ASSETS                                                                      $ 404,659         $ 185,972
                                                                                      =========         =========

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
          STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $  72,231         $  48,704
  Accrued liabilities                                                                    14,979             6,370
  Current portion capital lease obligations                                              17,288            11,346
                                                                                      ---------         ---------
    Total current liabilities                                                           104,498            66,420
Long-term capital lease obligations                                                      28,351            27,567
Long-term note payable to stockholder                                                     1,875             1,875
Other long-term liabilities                                                               2,815               829
Commitments                                                                                  --                --
Preferred stock, $.01 par value, 1,000 shares authorized:
 Redeemable Series A Cumulative Convertible Preferred Stock, 500 and no shares authorized, 250 and no shares issued and outstanding, respectively (aggregate
 liquidation preference of $127,566 at December 31, 2000)                               120,065                --

Stockholders' Equity:

Common Stock, $.01 par value, 150,000 shares authorized, 61,810 and 54,795 shares issued and outstanding,
 respectively                                                                               618               548
Additional paid-in capital                                                              271,399           138,767
Stock subscription receivable                                                              (176)             (155)
Warrants                                                                                 15,634             4,405
Other comprehensive income                                                                   --               833
Accumulated deficit                                                                    (140,420)          (55,117)
                                                                                      ---------         ---------
    Total stockholders' equity                                                          147,055            89,281
                                                                                      ---------         ---------
    TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
     STOCK AND STOCKHOLDERS' EQUITY                                                   $ 404,659         $ 185,972
                                                                                      =========         =========


     The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                              Year ended December 31,
                                                  ----------------------------------------------
                                                     2000              1999              1998
                                                  ---------         ---------         ---------
Revenues                                          $ 235,956         $ 152,520         $ 105,545
Operating expenses
  Costs of services                                 185,668           122,664            78,443
  Selling, general and
   administrative expenses                          101,882            51,709            29,426
  Depreciation and amortization                      29,963             8,564             2,037
                                                  ---------         ---------         ---------
                                                    317,513           182,937           109,906
                                                  ---------         ---------         ---------
Operating loss                                      (81,557)          (30,417)           (4,361)
Other income (expense)
  Interest income                                     5,767             1,896               395
  Interest expense                                   (7,566)           (3,804)           (1,474)
  Other income, net                                     553               432               151
  Loss on investment                                 (2,500)               --                --
                                                  ---------         ---------         ---------
                                                     (3,746)           (1,476)             (928)
                                                  ---------         ---------         ---------
Net loss before income taxes                        (85,303)          (31,893)           (5,289)
Provision (benefit) for income taxes                     --               961              (906)
                                                  ---------         ---------         ---------
Net loss                                            (85,303)          (32,854)           (4,383)
Preferred stock dividends and accretion
 of offering expenses and discount                   (7,514)          (10,725)           (2,005)
                                                  ---------         ---------         ---------
Net loss applicable to common stockholders        $ (92,817)        $ (43,579)        $  (6,388)
                                                  =========         =========         =========
Net loss per share applicable to common
 stockholders -- basic and diluted                $   (1.57)        $   (0.87)        $   (0.14)
                                                  =========         =========         =========
Weighted average shares outstanding
 - basic and diluted                                 59,173            49,969            45,333
                                                  =========         =========         =========


     The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                                                          Common
                                                                           Stock,
                                                              Shares       $0.01         Additional         Stock
                                                           Of Common         Par           Paid-In       Subscription
                                                              Stock         Value          Capital         Receivable     Warrants
                                                           ----------     -------        ----------      ------------     --------
Balance at December 31, 1997                                  45,333         $453                --             --              --
 Comprehensive loss:
  Net loss                                                        --           --                --             --              --
 Distributions to stockholders                                    --           --                --             --              --
 Common stock dividends                                           --           --                --             --              --
 Issuance of 1,405 warrants                                       --           --                --             --        $  4,359
 Dividends on preferred stock                                     --           --                --             --              --
 Accretion of preferred stock to redemption value                 --           --                --             --              --
                                                              ------         ----         ---------          -----        --------
 Balance at December 31, 1998                                 45,333          453                --             --           4,359
 Comprehensive loss:
  Net loss                                                        --           --                --             --              --
  Unrealized investment gain                                      --           --                --             --              --

    Total comprehensive loss                                      --           --                --             --              --
 Distributions to stockholders                                    --           --                --             --              --
 Issuance of 23 Warrants                                          --           --                --             --              92
 Issuance of common stock in initial public offering           9,200           92         $ 135,504             --              --
 Common stock option exercises                                    96            1               628          $(155)             --
 Issuance of common stock in connection
  with acquisition                                               155            2             2,431             --              --
 Stock compensation charge                                        --           --               158             --              --
 Dividends on preferred stock                                     --           --                --             --              --
 Accretion of preferred to redemption value                       --           --                --             --              --
 Preferred stock dividend for premium paid
  on redemption of preferred stock                                --           --                --             --              --
 Common stock warrant exercise                                    11           --                46             --             (46)
                                                              ------         ----         ---------          -----        --------
Balance at December 31, 1999                                  54,795          548           138,767           (155)          4,405
 Comprehensive loss:
  Net loss                                                        --           --                --             --              --
 Receipt of stock subscription receivable                         --           --                --            155              --
 Issuance of common stock                                      4,510           45           123,270             --              --
 Issuance of 2,803 warrants                                       --           --                --             --          15,043
 Common stock option exercises                                   738            7             5,149           (176)             --
 Common stock warrant exercise                                 1,230           12             3,805             --          (3,814)
 Issuance of common stock under Employee Stock
  Purchase Plan                                                   46            1               557             --              --
 Stock compensation charge                                        --           --               171             --              --
 Dividends on redeemable convertible preferred stock              --           --            (7,199)            --              --
 Accretion of preferred stock to redemption value                 --           --              (315)            --              --
 Issuance of common stock for settlement of
  redeemable convertible preferred stock dividends               491            5             4,628             --              --
 Payable of common stock for settlement of redeemable
  convertible preferred stock dividends                           --           --             2,566             --              --
 Loss on investment                                               --           --                --             --              --
                                                              ------         ----         ---------          -----        --------
Balance at December 31, 2000                                  61,810         $618         $ 271,399          $(176)       $ 15,634
                                                              ======         ====         =========          =====        ========



                                                                  Other
                                                                 Compre-
                                                                 hensive          Accumulated                        Comprehensive
                                                                  Income            Deficit             Total              Loss
                                                                 --------         ----------          ---------      --------------
Balance at December 31, 1997                                           --          $    (144)         $     309
 Comprehensive loss:
  Net loss                                                             --             (4,383)            (4,383)         $ (4,383)
 Distributions to stockholders                                         --                 (3)                (3)         ========
 Common stock dividends                                                --             (5,000)            (5,000)
 Issuance of 1,405 warrants                                            --                 --              4,359
 Dividends on preferred stock                                                         (1,814)            (1,814)
 Accretion of preferred stock to redemption value                                       (191)              (191)
                                                                  -------          ---------          ---------
 Balance at December 31, 1998                                          --            (11,535)            (6,723)
 Comprehensive loss:
  Net loss                                                             --            (32,854)           (32,854)         $(32,854)
  Unrealized investment gain                                      $   833                 --                833               833
                                                                                                                         --------
    Total comprehensive loss                                           --                 --                 --          $(32,021)
 Distributions to stockholders                                         --                 (3)                (3)         ========
 Issuance of 23 Warrants                                               --                 --                 92
 Issuance of common stock in initial public offering                   --                 --            135,596
 Common stock option exercises                                         --                 --                474
 Issuance of common stock in connection
  with acquisition                                                     --                 --              2,433
 Stock compensation charge                                             --                 --                158
 Dividends on preferred stock                                          --             (2,870)            (2,870)
 Accretion of preferred to redemption value                            --               (286)              (286)
 Preferred stock dividend for premium paid
  on redemption of preferred stock                                     --             (7,569)            (7,569)
 Common stock warrant exercise                                         --                 --                 --
                                                                  -------          ---------          ---------
Balance at December 31, 1999                                          833            (55,117)            89,281
 Comprehensive loss:
  Net loss                                                             --            (85,303)           (85,303)         $(85,303)
 Receipt of stock subscription receivable                              --                 --                155          ========
 Issuance of common stock                                              --                 --            123,315
 Issuance of 2,803 warrants                                            --                 --             15,043
 Common stock option exercises                                         --                 --              4,980
 Common stock warrant exercise                                         --                 --                  3
 Issuance of common stock under Employee Stock
  Purchase Plan                                                        --                 --                558
 Stock compensation charge                                             --                 --                171
 Dividends on redeemable convertible preferred stock                   --                 --             (7,199)
 Accretion of preferred stock to redemption value                      --                 --               (315)
 Issuance of common stock for settlement of
  redeemable convertible preferred stock dividends                     --                 --              4,633
 Payable of common stock for settlement of redeemable
  convertible preferred stock dividends                                --                 --              2,566
 Loss on investment                                                  (833)                --               (833)
                                                                  -------          ---------          ---------
Balance at December 31, 2000                                      $    --          $(140,420)         $ 147,055
                                                                  =======          =========          =========


     The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           Year Ended December 31,
                                                            ----------------------------------------------------
                                                              2000                  1999                 1998
                                                            ---------             ---------             --------
Cash flows from operating activities:
 Net loss                                                   $ (85,303)            $ (32,854)            $ (4,383)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                               29,963                 8,564                2,037
   Amortization of debt issuance costs                          2,457                    92                   --
   Loss on disposal of fixed assets                                88                    18                   --
   Deferred taxes                                                  --                   961                 (961)
   Interest payable on capital lease and note
    payable to stockholder                                        201                   158                   --
   Compensation expense related to issuance of
    stock options                                                 171                   158                   --
   Loss on investment                                           2,500                    --                   --
   Changes in assets and liabilities, net of
    effect of acquisition:
     Accounts receivable                                      (24,108)              (15,559)                 702
     Prepaid expenses                                            (696)                  271                 (345)
     Other current assets                                      (3,435)                  633               (1,479)
     Other assets                                                 (91)                 (299)                (718)
     Accounts payable                                           9,027                24,146               (6,043)
     Accrued liabilities                                        8,609                16,791                  422
     Other liabilities                                          2,615                   622                   --
                                                            ---------             ---------             --------
     Net cash provided by (used for) operating
      activities                                              (58,002)                3,702              (10,768)
Cash flows from investing activities:
 Capital expenditures                                        (176,167)              (52,337)             (10,902)
 Purchase of investment                                            --                (2,500)                  --
 Purchase of fiber capacity                                   (25,546)                   --                   --
 Proceeds from sale of Tel-Save common stock                       --                    --                9,500
 Business acquisitions                                             --                  (900)                  --
 Proceeds from sale and leaseback of fixed
  assets                                                           --                 4,516                   --
                                                            ---------             ---------             --------
     Net cash used for investing activities                  (201,713)              (51,221)              (1,402)
Cash flows from financing activities:
 Net payments on line of credit                                    --                    --               (4,510)
 Principal payments on capital lease obligations              (12,702)              (11,843)              (5,307)
 Principal payment of acquisition note payable                   (200)                   --                   --
 Proceeds from stockholder loan                                    --                    --                1,875
 Issuance costs associated with credit facility                (6,701)                   --                   --
 Payments on stockholder loans                                     --                    --               (1,755)
 Net proceeds from issuance of preferred stock                119,750                    --               37,500
 Payment on redemption of preferred stock                          --               (45,871)                  --
 Net proceeds from issuance of common stock                   129,011               136,070                   --
 Distribution to stockholders                                      --                    (3)              (5,003)
                                                            ---------             ---------             --------
     Net cash provided by financing activities                229,158                78,353               22,800
                                                            ---------             ---------             --------
Net increase (decrease) in cash                               (30,557)               30,834               10,630
Cash and cash equivalents at beginning of year                 43,031                12,197                1,567
                                                            ---------             ---------             --------
Cash and cash equivalents at end of year                    $  12,474             $  43,031             $ 12,197
                                                            =========             =========             ========

     The accompanying notes are an integral part of the consolidated financial statements.

                               NETWORK PLUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activity

     Network Plus Corp. (the "Company") is a network-based communications provider offering a comprehensive suite of telecommunications, broadband data, and Internet data hosting services. The Company's bundled product offerings include local and long distance voice services and high-speed data, Internet and web server and managed server hosting services. The Company provides its services primarily to small and medium-sized businesses located in major markets in the northeastern and southeastern regions of the United States. The Company also provides international wholesale termination and transport services primarily to major domestic and international telecommunication carriers. All revenues are billed and collected in U.S. dollars.

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

     The Company's consolidated financial statements reflect the financial position and results of operations of its wholly owned subsidiaries, Network Plus, Inc. All intercompany transactions are eliminated in consolidation.

     Certain amounts in the financial statements for prior years have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.

  Liquidity and Operations

     The Company currently anticipates that its available cash and Credit Facility (See Note 8) will be sufficient to meet its anticipated working capital and capital expenditure requirements through fiscal 2001. In the event its operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to comply with its restrictions and obligations under the Credit Facility, which could result in a default that could limit the availability of borrowings under the facility, the Company may have to substantially reduce its level of operations. In addition, the Company may need to raise additional capital to meet its needs after 2001, to fund more rapid expansion, to develop new services and to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. However, the Company may not be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available or are not available on terms favorable to the Company, its business, results of operations and financial condition could be materially and adversely affected.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


  Cash and Cash Equivalents

     All highly liquid cash investments with maturities of three months or less at date of purchase are considered to be cash equivalents. At December 31, 2000 and 1999, $596 and $271, respectively, of cash equivalents are restricted for use as collateral for outstanding letters of credit.

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Upon retirement or other disposition of property and equipment, the cost and related depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Costs incurred in the repairing and maintaining of facilities and equipment are expensed as incurred.

     The Company capitalizes costs associated with the design and implementation of its internal use software. Capitalized internal software costs generally include personnel costs incurred in the development, enhancement and implementation of proprietary and purchased software packages. Through December 31, 2000, $5,351 of internal costs have been capitalized, the carrying value of which is $4,316.

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


     The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. The Company determines whether an

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


impairment has occurred based on undiscounted future cash flows and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

  Capital Leases

     Capital leases--those leases which transfer substantially all benefits and risks of ownership--are accounted for as acquisitions of assets and incurrences of obligations. Capital lease amortization is included in depreciation and amortization expense, with the amortization period equal to the estimated useful life of the assets. Interest on the related obligation is recognized over the lease term at a constant periodic rate.

  Redeemable Preferred Stock

     The carrying value of redeemable preferred stock is increased by periodic accretions so that the carrying amount will equal the redemption amount at the mandatory redemption date. Such accretions are recorded as dividends, which increase net loss applicable to common stockholders.

  Revenue Recognition and Accounts Receivable

     Telecommunication and related data services revenues and accounts receivable are recognized when calls are completed or when services are provided and collection of the receivable is reasonably assured. Accounts receivable includes both billed and unbilled amounts, and are reduced by an estimate for uncollectible amounts. Unbilled amounts result from the Company's monthly billing cycles and reflect telecommunications services provided prior to the reporting date. These amounts are billed subsequent to the reporting date and are expected to be collected under standard terms offered to customers.

      Unbilled amounts were $19,501 and $13,295 at December 31, 2000, and 1999, respectively.

     The Company transacts with customers for the sale of dark fiber-optic capacity. When ownership in the dark fiber-optic cables transfer to the customer, the Company accounts for such transactions as sales-type leases. All other such transactions are recorded as either operating leases or service arrangements. Sales-type leases accounted for approximately $4,000 of revenues during fiscal 2000. Operating leases and service arrangements relating to fiber-optic capacity transactions accounted for approximately $4,000 of revenues.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)

  Costs of Services

     Costs of services include costs of origination, transport and termination of traffic, exclusive of depreciation and amortization. Costs associated with co-location facilities including rent, power and access charges for facilities which are not operational are included in selling, general and administrative expenses. When the facilities are considered operational the related costs are included in costs of services.

  Income Taxes

 Prior to September 3, 1998, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate Federal income taxes on its taxable income.

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

  Earnings (Loss) Per Share

     The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include redeemable cumulative convertible preferred stock, stock options and warrants.

     Pro forma net loss per share reflecting the Company's conversion from an S Corporation to a C Corporation is presented using an estimated effective income tax rate of approximately 36%.

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

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



2. RELATED PARTY TRANSACTIONS

     In September 1998, one of the Company's stockholders made a loan to the Company for $1,875. Interest on the loan accrues at the prime rate (9.5% at December 31, 2000). Accrued interest on this loan, included in other long-term liabilities, totaled $409 and $209 at December 31, 2000 and 1999, respectively. Principal and interest will be payable July 31, 2003.

     On December 31, 1997, the Company's stockholders made loans to the Company totaling $1,755. Interest on the loans accrued at the prevailing prime rate and was payable monthly. Interest expense related to these loans totaled $49 in 1998. There was no required period for principal repayment. The loans were repaid in May 1998.

     Office space, located in Quincy, Massachusetts is leased from a trust, the beneficiaries of which are the principal stockholders of the Company. The Company makes monthly rental and condominium fee payments to the trust of $71 relating to the Quincy space. The Company paid $941 to the trust in 2000, $849 in 1999 and $808 in 1998. Additionally, on March 1, 2000, the Company entered into a 13 year lease for an 80,000 square foot office building in Randolph, Massachusetts with a company that is wholly owned by the principal stockholders of Network Plus. To date, the Company has incurred $857 for monthly rental fees and $4,652 for leasehold improvements related to this facility.

3. ACQUISITIONS

     On November 30, 1999, the Company acquired certain assets of Infohouse
Inc. for cash of $300, a note payable of $200 and 155,039 shares of common stock of the Company with a fair market value of $2,432. The transaction was accounted for using the purchase method. The aggregate purchase price of $3,408 included assumed liabilities of $333, which consisted primarily of capital leases. The fair value of net tangible assets acquired was $385, which consisted primarily of computer, network and communications equipment. The remaining purchase price was allocated to customer base and goodwill. The $1,206 allocated to the customer

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


base was amortized over a one-year period and was fully amortized as of December 31, 2000. The goodwill, which totaled $1,674, is being amortized over a three-year period. Amortization expense during 2000 and 1999 was $606 and $50, respectively.

     The results of operations of the acquired company would not have had a material impact on the actual results reported for the year ended December 31, 2000 and 1999 had the transaction been consummated at the beginning of each respective year.

     On December 17, 1999, the Company acquired certain customers from a reseller of the Company's services in exchange for the forgiveness of a $448 note receivable. The transaction was accounted for using the purchase method. The purchase price of $448 was allocated to the fair value of the customer base, which was amortized over a six-month period. As of December 31, 2000, the value of this customer base was fully amortized.

4. INVESTMENTS AND TRANSFER OF CUSTOMERS

In 1998, the Company received $9,500 as a final settlement of a 1995 transaction whereby certain customers to whom it provided telecommunications services under a resale agreement were transferred to Tel-Save Holdings, Inc. Following the June 1998 settlement, there have been no additional transactions between the parties.


5. PROPERTY AND EQUIPMENT

                                                                       December 31,
                                              Estimated         ---------------------------
                                             Useful Life            2000              1999
                                             -----------         --------          --------
Network infrastructure and equipment         5 & 10 years        $162,665          $ 50,276
Computer equipment                            3-5 years            14,665             5,228
Office furniture and equipment                 7 years              3,783             1,975
Software                                       3 years             15,496             6,325
Motor vehicles                                 5 years                947               256
Leasehold improvements                     Shorter of term         28,684             7,959
                                             of lease or
                                            life of asset
Construction in progress                                           81,068            40,355
                                                                 --------          --------
                                                                  307,308           112,374
Less accumulated depreciation and
 Amortization                                                     (38,235)          (10,430)
                                                                 --------          --------
                                                                 $269,073          $101,944
                                                                 ========          ========

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


Property and equipment under capital leases are as follows:

                                                          December 31,
                                                -----------------------------
                                                  2000                 1999
                                                --------             --------
Network infrastructure and equipment            $ 61,072             $ 34,770
Computer equipment                                 3,700                2,062
Motor vehicles                                       696                   99
Construction in Process                               14
                                                                        9,696
                                                --------             --------
                                                  65,482               46,627
Less accumulated amortization                    (15,893)              (4,004)
                                                --------             --------
                                                $ 49,589             $ 42,623
                                                ========             ========

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2000, 1999 and 1998 amounted to $27,805, $8,379 and $2,037, respectively.


6. OTHER ASSETS

Other assets consist of the following:

                                           December 31,
                                    --------------------------
                                      2000              1999
                                    -------            ------
Prepaid fiber capacity              $39,707            $   --
Debt issuance costs, net              9,164               446
Rent deposits                         1,218               509
Intangible assets, net                1,071             3,286
Investment                               --             3,333
Other                                   328               162
                                    -------            ------
                                    $51,488            $7,736
                                    =======            ======

Prepaid fiber capacity relates to payments made for long-haul transport capacity. These fees were paid by the Company in exchange for a 20 year indefeasible right to use pre-determined fiber routes connecting the northeastern and southeastern regional networks. Based on the terms of the agreement, these pre-determined routes may be changed at the option of the Company. These fees are being amortized to operations over the 20 year service period, of which $339 has been amortized in fiscal year 2000.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)

      During 1999, the Company purchased common stock of NorthPoint Communications, Inc. for $2.5 million. The securities were deemed to be available-for-sale and, accordingly, to the extent considered temporary, unrealized gains or losses in value were recorded as a component of Other Comprehensive Income. At December 31, 2000, the Company's management determined the $2.5 million impairment of this investment to be other than temporary and, accordingly, a $2.5 million loss was recorded during 2000.


7. ACCRUED LIABILITIES


                                                         December 31,
                                                  -------------------------
                                                    2000              1999
                                                  -------            ------
Accrued network service fees                      $ 4,859            $1,551
Deferred revenue                                    1,854               512
Accrued taxes, other than income taxes              1,572                --
Accrued payroll and related expenses                1,302             2,083
Other accrued liabilities                           5,392             2,224
                                                  -------            ------
                                                  $14,979            $6,370
                                                  =======            ======

8. REVOLVING CREDIT AGREEMENTS AND LETTERS OF CREDIT

     On September 27, 2000, the Company entered into a Senior Secured Credit Facility as amended, (the "Credit Facility"), with various lenders allowing for maximum borrowings of $225 million. Subsequent to December 31, 2000 through February 22, 2001, the Company has borrowed $55.0 million under the Credit Facility. No amounts were outstanding at December 31, 2000. The Credit Facility matures on June 30,2002, when all unpaid borrowings become immediately due. Under this facility, the Company is entitled to borrowings not to exceed the sum of (i) 80% of eligible accounts receivable, (ii) 70% of eligible unbilled accounts, and (iii) 50% of eligible net property and equipment, as defined by the agreement. Based on the terms of this agreement, the Company is subject to various covenants, including the maintenance of certain financial ratios. The Company is also required to maintain pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA), days sales outstanding (DSO) and access lines, as defined by the agreement. Additionally, the Company is restricted as to the level of capital assets it may acquire within any given quarter and is restricted from paying cash dividends. Failure to comply with the restriction and covenant obligations under this Credit Facility could result in a default. The lenders have a right, under events of default, and an event deemed by the Lenders to be an adverse change in the Company's business to terminate future borrowings under the Credit Facility and require accelerated repayment of outstanding borrowings.

     On February 9, 2001, the Credit Facility was amended. Included in this amendment was a provision to exclude the loss on the NorthPoint equity investment recognized in 2000 from the calculation of EBITDA for purposes of maintaining minimum EBITDA covenants as defined by the agreement. If this amendment was not made, the Company would have not been in compliance with the financial covenants under this facility.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


     Borrowings under this facility are available in increments of $1 million, with minimum proceeds of $5 million under each borrowing. The Company may choose to classify each borrowing as either a base rate loan or a Eurodollar rate loan.

     Base rate loans accrue interest on unpaid principal at a rate per annum equal to the applicable margin plus the greater of (i) the prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus
 .5 of 1% with changes effective daily. Interest payments on base rate loans are due the last day of each fiscal quarter.

     Euro rate loans accrue interest on unpaid principal at a rate per annum equal to the adjusted LIBOR rate plus the applicable margin. Changes become effective and interest payments become due in accordance with the interest period of one, two, three, or six months, as determined by the Company on the borrowing date.

     The applicable margin as defined by the agreement is a percentage per annum which increases on a quarterly basis beginning July 1, 2001. The initial applicable margin for base rate loans and Euro rate loans is 4.00% and 6.50%, respectively, through June 30, 2001. Beginning July 1, 2001 and the first day of each quarter through maturity, the applicable margin on both the base rate loans and Euro rate loans will increase in increments of 0.75%.

     In connection with the Credit Facility, the Company issued warrants entitling the holders to purchase in aggregate 3,854,000 shares of the Company's common stock at an exercise price of $7.01 per share. Upon entering the Credit Facility, 72.73% of the warrants were exercisable, with 13.64% exercisable on a pro rata basis with each amount drawn by the Company on the first $100,000 of loans under the Credit Facility, and the remaining 13.63% exercisable at any time on or after the date the amount drawn by the Company under the credit agreement exceeds $100,000. These warrants were valued using a black-scholes valuation model assuming an interest rate of 5.83%, volatility of 93%, no dividends, and an estimated life of 3 years. The $15,043 value assigned to these warrants along with $6,701 of other issuance costs is included in debt issuance costs and is being accreted to interest expense on a straight-line basis through the maturity date. At December 31, 2000, $10,123 and $9,164 of unamortized debt issuance costs remains in other current and long-term assets, respectively.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


The Company is obligated to pay a fee (the "commitment fee") for all unused portions of this facility. The commitment fee is calculated on a quarterly basis by multiplying the average daily unused commitments within each quarter by 0.50% per annum and is due quarterly in arrears, beginning September 30, 2000. To date, the Company has incurred $291 for this commitment fee, which is recorded as interest expense. Additionally, the Company has agreed to pay a fee (the "lenders fee") equal to 1.0% of requested borrowings, on each such borrowing date.
     Along with this agreement, the Company has also entered into a pledge and security agreement, pledging substantially all of the Company's assets of the lenders as collateral.


9. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations consist of the following:

                                              December 31,
                                     -----------------------------
                                       2000                 1999
                                     --------             --------
Note payable                         $     --             $    200
Capital lease obligations              45,639               38,713
                                     --------             --------
                                       45,639               38,913
Less current portion                  (17,288)             (11,346)
                                     --------             --------
                                     $ 28,351             $ 27,567
                                     ========             ========

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


10. LEASE COMMITMENTS

     The Company has entered into noncancellable operating leases for office space in several locations in the United States. The leases have termination dates through 2015 and require the payment of various operating costs including condominium fees. Rental expense related to the leases for the years ended December 31, 2000, 1999 and 1998 were $7,582, $3,058 and $1,263, respectively.

     Minimum lease payments for the next five years and thereafter are as follows:

                                                     Capital         Operating
Year Ended December 31,                              Leases           Leases
-----------------------                             --------         --------
2001                                                $ 19,392         $  9,531
2002                                                  12,765            9,806
2003                                                   8,461            9,733
2004                                                   4,232            9,698
2005                                                   1,719            9,668
Thereafter                                             9,819           74,135
                                                    --------         --------
Total minimum lease payments                        $ 56,388         $122,571
                                                                     ========
Less imputed interest                                (10,749)
                                                    --------
Present value of minimum lease payments               45,639
Less current portion                                 (17,288)
                                                    --------
Long-term capital lease obligations                 $ 28,351
                                                    ========

11. STOCKHOLDERS' EQUITY

  Common Stock

     The amended certificate of incorporation of the Company authorizes the issuance of up to 150,000,000 shares of $.01 par value common stock. The holders of common stock are entitled to receive dividends when and if dividends are declared by the Board of Directors of the Company out of funds legally available therefore, provided that the payment of dividends on the common stock or other distributions are subject to the declaration and payment of dividends on outstanding shares of preferred stock. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Upon any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, any assets remaining after the satisfaction in full of the prior rights of creditors and the aggregate liquidation preference of the preferred stock will be distributed to the holders of common stock ratably in proportion to the number of shares held by them.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


     On April 12, 2000, the Company completed an offering for the sale of 5,000,000 shares of common stock at a price of $29.00 per share, 490,196 of which shares were sold by selling stockholders. The Company issued 4,509,804 shares of common stock in this offering resulting in proceeds to the Company of $123,315, net of issuance costs and underwriting discounts of $7,469.

  Common Stock Dividends

     On September 2, 1998, the Company issued a $5,000 dividend to its stockholders. Following receipt of the dividend, one stockholder loaned the Company $1,875 (representing the distribution to that stockholder, net of the estimated tax liability resulting from such distribution). Interest accrues at prime rate. In accordance with the terms of the agreement, interest and principal will be payable on July 31, 2003.

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

12. REDEEMABLE 7.5% SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

     On April 12, 2000, the Company issued 2,500,000 depositary shares each representing 1/10 of a share of Redeemable 7.5% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). In consideration for this offering, the Company received cash proceeds of $119,750, net of issuance costs and underwriting discounts of $5,250. Holders of Series A Preferred Stock have no voting rights except upon the occurrence of a voting rights triggering event as defined by the preferred stock terms.

  Conversion

     Each share of Series A Preferred Stock is convertible, at any time at the option of the holder, into a number of common shares as determined by dividing the liquidation preference plus all accrued and unpaid dividends, by the conversion price. The conversion price, which is subject to adjustment to prevent the dilution of the interest of the holders of the Series A Preferred Stock, is equal to $34.80 at December 31, 2000.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)

Liquidation

     Upon the event of voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each Series A Preferred Stockholder is entitled to the liquidation preference plus any accumulated and unpaid dividends. The liquidation preference is equal to the sum of $500 per share of Series A Preferred Stock. Series A Preferred Stockholders have liquidating preference ranking above common stockholders; however, they are not entitled to participate in any distribution of the Company's assets beyond payment of liquidation preference. The Company is not required to designate or set aside any funds to protect the liquidation preference.

  Redemption

     Series A Preferred Stock may be redeemed, at the option of the Company, beginning April 10, 2005, for each of the following five years, and thereafter, at an amount equal to 103.75%, 103.00%, 102.25%, 101.50%, 100.75%, and 100.00%
of the liquidation preference, respectively. Redemption payment may be in the form of cash or in the number of common shares determined by dividing the redemption amount otherwise payable in cash by 95% of the average market price for the 10 days following the redemption effective date.

     The Company will be required to redeem all of the outstanding shares of Series A Preferred Stock on April 1, 2012 at a redemption price equal to 100% of the liquidation preference, together with accumulated and unpaid dividends. Accordingly, the Company is accreting the carrying value of the Series A Preferred Stock to the redemption amount, on a straight-line basis over 12 years.

     Additionally, in the event of a change in control, unless the closing price of common stock exceeds 105% of the effective conversion rate at the time of announcement or unless all of the consideration received by holders of common stock in the transaction giving rise to the change in control is publicly traded common stock, the Company must at the option of each Series A Preferred Stockholder, offer a payment in cash equal to 100% of the liquidation preference plus all accumulated and unpaid dividends in exchange for all of the then-outstanding shares of Series A Preferred Stock held by such stockholders.

  Dividends

     Holders of Series A Preferred Stock are entitled to receive dividends when and if declared by the Company's Board of Directors. Dividends on the Series A Preferred Stock are cumulative at a rate of 7.50% per annum, and are payable quarterly in arrears in cash, common stock, or any combination thereof. Dividends paid in common stock are payable in the number of shares calculated by dividing the amount otherwise payable in cash by 95% of the arithmetic average of the closing price of the Company's common stock for the 5 trading days preceding the dividend payment date. The terms of the Credit Facility restrict the Company from paying cash dividends. Through December 31, 2000, the Company issued

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


491,100 shares of common stock for payment of Series A Preferred Stock dividends and, accordingly, a premium of $454 associated with payment of dividends in common shares has been recorded as an additional dividend.

     During December 2000, the Company declared a common stock dividend totaling $2,566 to settle the accumulated but unpaid Series A Preferred Stock dividend. Accordingly, at December 31, 2000, the Company has accounted for the payable of common stock as an adjustment to additional paid-in-capital. The Company issued 1,026,610 shares of common stock in January 2001 in payment of this dividend.

13. 13.5% SERIES A CUMULATIVE PREFERRED STOCK

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

14. STOCK OPTION PLANS

     On July 15, 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Incentive Plan"). The 1998 Incentive Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1998 Incentive Plan, the Company may grant options that are intended to qualify as incentive stock options ("incentive stock options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options not intended to qualify as incentive stock options ("non-statutory options"), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company or its subsidiaries. A total of 9,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 1998 Incentive Plan. The number of shares with respect to which awards may be granted to any employee under the 1998 Incentive Plan may not exceed 3,171,333 during any calendar year. The exercisability of options or other awards granted under the 1998 Incentive Plan may, in certain circumstances, be accelerated in connection with an Acquisition Event (as defined in the 1998 Incentive Plan). Options and other awards may be granted under the 1998 Incentive Plan at exercise prices that are equal to, less than or greater than the fair market value of the Company's common stock The 1998 Incentive Plan expires in July 2008, unless sooner terminated by the Board.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)

     On July 15, 1998, the Company adopted the 1998 Director Stock Option Plan (as amended, the "Director Plan"). Under the terms of the Director Plan, 22,666 shares of common stock will be granted to each non-employee director upon his or her initial election to the Board of Directors. Annual options to purchase 11,333 shares of common stock will also be granted to each non-employee director on the date of each annual meeting of stockholders, or on August 1 of each year if no annual meeting is held by such date. Options granted under the Director Plan prior to December 31, 1998 vest in four equal annual installments beginning on the first anniversary of the date of grant. The exercisability of these options will be accelerated upon the occurrence of an Acquisition Event (as defined in the Director Plan). Options granted after December 31, 1998 are fully vested upon issuance. The exercise price of options granted under the Director Plan is equal to the fair market value of the common stock on the date of grant. A total of 453,333 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. As of December 31, 2000, the Company's two non-employee directors have received options to purchase a total of 90,664 shares of common stock with a weighted average exercise price of $8.51 per share under the Director Plan. Additionally, the Company's two non-employee directors have received options to purchase a total of 65,000 shares of common stock under the 1998 Incentive Plan, with a weighted average exercise price of $7.43 per share.

     The Company elected to adopt the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", for stock based compensation issued to employees. The Company accounts for its stock based compensation issued to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, in accordance with the recognition requirements set forth under this pronouncement, and compensation expense of $171 and $158 was recognized in 2000 and 1999, respectively. No compensation expense was recognized in 1998.

Stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                Number        Weighted-Average
                                              Of Shares        Exercise Price
                                              ---------       ----------------
Shares under option, December 31, 1997               --             $   --
Options granted                               3,405,168               7.25
Options cancelled                               (26,475)              8.45
Shares under option, December 31, 1998        3,378,693               7.24
Options granted                               1,885,944              12.66
Options exercised                               (95,509)              6.59
Options cancelled                              (355,371)              8.23
Shares under option, December 31, 1999        4,813,757               9.30
Options granted                               3,132,580               8.28
Options exercised                              (737,701)              6.99
Options cancelled                              (461,739)             15.21
                                              ---------
Shares under option, December 31, 2000         6,746,897              8.68
                                              =========

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


The following table summarizes information about the stock options outstanding at December 31, 2000.

                                     Weighted-
                                      Average        Weighted-                        Weighted-
                     Number          Remaining        Average         Number           Average
  Exercise         Outstanding      Contractual       Exercise      Exercisable       Exercise
   Price           At 12/31/00      Life (Years)        Price        At 12/31/00        Price
-------------      -----------      -----------      ---------      -----------     -----------
$ 2.00- 2.72        1,266,910          10.0           $ 2.50           341,744         $ 2.50
  3.03- 4.41          905,324           5.6             3.60           481,486           3.85
  5.38- 8.03        1,523,577           7.6             6.67           489,336           6.64
  8.06-12.06        1,411,792           7.8            10.44           571,768          10.45
 12.25-53.75        1,639,294           9.1            16.60           322,693          16.87
------------        ---------         -----           ------         ---------         ------
$ 2.00-53.75        6,746,897           8.2           $ 8.68         2,207,027         $ 7.87
============        =========         =====           ======         =========         ======

At December 31, 2000, 2,207,027 options were exercisable and the Company had an aggregate of 1,873,226 shares available for future grant under its Stock Incentive Plan and Director Stock Option Plan.

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in 2000, 1999 and 1998, respectively: no dividends, 89%, 77% and 0% volatility, weighted average risk-free rate of return of 5.0%, 6.0% and 6.3%, and an expected life of four to five years for all grants. The weighted-average fair value of the stock options granted in 2000, 1999 and 1998 was $5.52, $6.33 and $0.42, respectively.

Had the Company determined compensation expense for the stock-based compensation plans in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been:

                                                                    Year Ended December 31,
                                                      -------------------------------------------------
                                                        2000                 1999                1998
                                                      --------             --------             -------
Net loss applicable to common stockholders            $(92,817)            $(43,579)            $(6,388)
Amortization of stock compensation expense              (6,313)                (754)               (168)
                                                      --------             --------             -------
Pro forma net loss applicable to common
  Stockholders                                        $(99,130)            $(44,333)            $(6,556)
                                                      ========             ========             =======
Pro forma net loss per share -- basic and
  Diluted                                             $  (1.68)            $  (0.89)            $ (0.14)
                                                      ========             ========             =======

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


15. EMPLOYEE STOCK PURCHASE PLAN

     On June 9, 1999, the Company approved the 1999 Employee Stock Purchase Plan (as amended the "ESPP"), which provides for the issuance of up to 2,500,000 shares of common stock. Generally, all employees of Network Plus employed more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the ESPP. The ESPP consists of semiannual offerings beginning on January 1 and July 1 of each year. The first offering under the ESPP commenced on January 1, 2000. Each offering under the ESPP will be six months in length. During each offering, the maximum number of shares of common stock that may be purchased by an employee is determined on the first day of the offering period under a formula whereby 2,083 is multiplied by the number of months in the offering, and the result is divided by the market value of a share of common stock on the first day of the offering period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the ESPP. The price at which the employee's shares are purchased is the lower of (1) 85% of the closing price of the common stock on the day that the offering commences or (2) 85% of the closing price of the common stock on the day that the offering terminates. The Board generally retains the authority to change the timing of any offering.

16. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                          Year Ended December 31,
                                                -------------------------------------------
                                                  2000               1999              1998
                                                --------            -----             -----
Current taxes:                                  $     --            $  --             $  55
                                                ========            =====             =====
Deferred taxes:
  Federal                                       $     --            $ 983             $(880)
  State                                               --              (22)              (81)
                                                --------            -----             -----
     Total                                      $     --            $ 961             $(961)
                                                ========            =====             =====
Provision (benefit) for income taxes            $     --            $ 961             $(906)
                                                ========            =====             =====

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


Deferred tax assets and liabilities consist of the following:

                                                   December 31,
                                            -----------------------------
                                              2000                 1999
                                            --------             --------
Accrued expenses                            $  5,785             $    500
Allowance for doubtful accounts                1,252                  997
Net operating loss carryforwards              36,635               11,479
Valuation allowance                          (40,744)             (12,295)
                                            --------             --------
Deferred tax assets                         $  2,928             $    681
                                            ========             ========
Depreciation                                $  2,928             $    681
                                            --------             --------
Deferred tax liabilities                    $  2,928             $    681
                                            ========             ========

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal income tax rate due to the following items:

                                                                Year Ended December 31,
                                                   -------------------------------------------------
                                                     2000                 1999                1998
                                                   --------             --------             -------
Tax at U.S. Federal income tax rate                $(29,003)            $(10,844)            $(1,798)
State income taxes, net of U.S. Federal
 income tax benefit                                      --                 (106)                 41
Recognition of deferred taxes upon
 Conversion from S Corp. to C Corp.                      --                   --                 349
Permanent timing differences and other                  554                 (384)                 32
S Corp. loss                                             --                   --                 470
Increase in valuation allowance                      28,449               12,295                  --
                                                   --------             --------             -------
Provision (benefit) for income taxes               $     --             $    961             $  (906)
                                                   ========             ========             =======

     In September 1998, the Company terminated its S election, and subsequently is filing its returns as a C Corporation. Prior to the termination, deferred income taxes were provided for state tax purposes, for those states which tax S corporation earnings.

     The Company has provided a valuation allowance for the full amount of its net deferred tax assets since the realization of any future benefit from the deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2000 and 1999.

      The Company has available federal net operating loss carryforwards of approximately $111,177, which will expire in various amounts in 2013 to 2015.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


17. NET INCOME (LOSS) PER SHARE

     The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include redeemable convertible preferred stock options and warrants.

The following table sets forth the computation of basic and diluted loss per share:

                                                                  Year Ended December 31,
                                              --------------------------------------------------------------
                                                  2000                     1999                     1998
                                              ------------             ------------             ------------
Net loss applicable to Network
  Plus Corp. common stockholders              $    (92,817)            $    (43,579)            $     (6,388)
Shares used in net loss per
  share -- basic and diluted                    59,173,000               49,969,000               45,333,000
                                              ============             ============             ============
Net loss per share applicable to
  common stockholders -- basic and
  diluted                                     $      (1.57)            $      (0.87)            $      (0.14)
                                              ============             ============             ============

     Warrants for the purchase of 4,041,077, 1,416,666 and 1,405,333 shares of common stock were not included in the 2000, 1999 and 1998 computations of diluted net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share, as the Company reported net losses in the respective 2000, 1999 and 1998 periods.

Stock options for the purchase of 6,746,897, 4,813,757 and 3,378,698 shares of common stock were not included in the 2000, 1999 and 1998 computation of diluted net loss per share because the exercise prices of those stock options are assumed to be at or above the average fair value of the Company's common stock, or inclusion of such shares would have an anti-dilutive effect on net loss per share.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


     Shares of redeemable convertible preferred stock which are convertible into an aggregate of 3,665,690 shares of common stock were not included in the 2000 computation of diluted net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share.


18. SIGNIFICANT CUSTOMER

     During the year ended December 31, 1998, the Company had one wholesale customer that accounted for approximately 13% of the Company's revenue. No other customer comprised greater than 10% of total revenue for the years ended December 31, 2000 and 1999.


19. EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) and profit sharing plan (the "Plan") which is open to all eligible employees under the Plan's provisions. The terms of the Plan allow the Company to determine its annual profit sharing contribution. There were no Company contributions to the Plan in 2000, 1999 or 1998.


20. SEGMENT INFORMATION

     The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by type of customer base to whom services are provided. The two customer base types are: retail telecommunications and data services, and wholesale telecommunications. The Company measures and evaluates its two reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services including voice and data transport, and enhanced and custom calling features. This segment focuses on selling these services to end user customers, principally businesses. The wholesale telecommunications segment provides transport and termination services. This segment focuses on selling these services to large communication carriers, who utilize the Company's excess capacity to provide telephone voice services to their customers.

                               NETWORK PLUS CORP.

                 (In Thousands, Except Share and Per Share Data)


                                                                      Year Ended December 31,
                                                         ------------------------------------------------
                                                           2000                1999                1998
                                                         --------            --------            --------
Revenues:
  Retail telecommunications and data services            $148,995            $ 91,132            $ 75,506
  Wholesale telecommunications                             86,961              61,388              30,039
                                                         --------            --------            --------
Total revenues                                           $235,956            $152,520            $105,545
                                                         ========            ========            ========
Costs of services:
  Retail telecommunications and data services            $ 98,030            $ 65,255            $ 51,371
  Wholesale telecommunications                             87,638              57,409              27,072
                                                         --------            --------            --------
Total costs of services                                  $185,668            $122,664            $ 78,443
                                                         ========            ========            ========

21. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                    Year Ended December 31,
                                                       ------------------------------------------------
                                                          2000                 1999              1998
                                                       ---------            ---------            ------
Cash paid during the year for:
  Interest                                             $   3,492            $   4,012            $1,114
                                                       =========            =========            ======
  Income taxes                                         $      --            $      --            $  111
                                                       =========            =========            ======
Noncash investing and financing activities:
     Fixed assets acquired under capital
       Leases                                          $  18,855            $  41,825            $   28
                                                       =========            =========            ======
     Accrued fiber capacity                            $  14,500            $      --            $   --
                                                       =========            =========            ======
     Dividends recorded on preferred stock,
      paid or to be paid in common stock               $   7,199            $      --            $   --
                                                       =========            =========            ======
     Note converted to customer list                   $      --            $     448            $   --
                                                       =========            =========            ======
     Common stock issued for purchase of
       Infohouse                                       $      --            $   2,432            $   --
                                                       =========            =========            ======
     Note issued for purchase of
       Infohouse                                       $      --            $     200            $   --
                                                       =========            =========            ======

                               NETWORK PLUS CORP.
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                             Additional
                                          Balance At         Charges To                             Balance
                                          Beginning          Costs and         Deductions           At End
Description                               Of Period           Expenses             (1)             Of Period
-----------                               ---------           --------             ---             ---------
Allowance for doubtful accounts:
Year Ended December 31, 2000                $ 2,624            $ 3,457            $2,787            $ 3,294
Year Ended December 31, 1999                    513              3,048               937              2,624
Year Ended December 31, 1998                    926              1,931             2,344                513
Year Ended December 31, 1997                    850              4,104             4,028                926

Tax valuation allowance:
Year ended December 31, 2000                $12,295            $28,449                --            $40,744
Year ended December 31, 1999                     --             12,295                --             12,295

---------------

(1) Write-off of bad debts less recoveries.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Network Plus Corp.

     Our report on the consolidated financial statements of Network Plus Corp. is included in this Form 10-K in Item 8. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(d) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 30, 2001