Form 10-Q
period 2001-03-31
NETWORK PLUS CORP
filed 2001-05-10
CIK 1065633

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number 000-26313

NETWORK PLUS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3430576 (IRS Employer Identification No.)

41 Pacella Park Drive Randolph, Massachusetts (Address of Principal Executive Officer)	02368 (Zip Code)

(781) 473-2000

(Registrant’s Telephone Number, Including Area Code)

234 Copeland Street, Quincy, Massachusetts 02169

(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    NO

      The number of shares of the registrant’s Common Stock ($0.01 par value) outstanding on May 1, 2001 was 64,158,542.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2001

INDEX

			Page
			Number

PART I —	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		NETWORK PLUS CORP.

		Unaudited Condensed Consolidated Balance Sheet March 31, 2001 and December 31, 2000.	2

		Unaudited Condensed Consolidated Statements of Operations Three Months Ended March 31, 2001 and 2000.	3

		Unaudited Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2001 and 2000.	4

		Notes to Unaudited Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II —	OTHER INFORMATION

	Item 2.	Changes in Securities and Use of Proceeds	14

	Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES			16

EXHIBIT INDEX			17

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2001	2000

ASSETS
Current Assets

Cash and cash equivalents	$951	$12,474

Accounts receivable, net of allowance for doubtful accounts of $4,174 and $3,294, respectively	48,825	55,922

Prepaid expenses	3,682	1,185

Other current assets	18,095	14,517

Total current assets	71,553	84,098

Property and equipment, net	288,836	269,073

Other assets, net	42,824	51,488

TOTAL ASSETS	$403,213	$404,659

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$45,635	$72,231

Accrued liabilities	15,172	14,979

Current portion of capital lease obligations	16,257	17,288

Total current liabilities	77,064	104,498

Revolving credit facility	55,000	—

Long-term capital lease obligations	27,375	28,351

Long-term note payable to stockholder	1,875	1,875

Other long-term liabilities	3,460	2,815
Commitments

Preferred stock, $0.01 par value, 1,000 shares authorized: Redeemable Series A Cumulative Convertible Preferred Stock, 500 shares authorized: 250 shares issued and outstanding, (aggregate liquidation preference of $127,788 and $127,566, respectively)	120,174	120,065
Stockholders’ Equity

Common stock, $0.01 par value, 150,000 shares authorized, 63,429 and 61,810 shares, issued and outstanding, respectively	634	618

Additional paid-in capital	273,331	271,399

Stock subscription receivable	(176)	(176)

Warrants	15,074	15,634

Accumulated deficit	(170,598)	(140,420)

Total stockholders’ equity	118,265	147,055

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$403,213	$404,659

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2000

Revenues	$72,119	$50,259
Operating expenses

Costs of services	53,245	40,854

Selling, general and administrative expenses	28,347	20,053

Depreciation and amortization	14,868	4,748

	96,460	65,655

Operating loss	(24,341)	(15,396)
Other income (expense)

Interest income	186	408

Interest expense	(6,016)	(1,449)

Other income (expense)	(7)	28

	(5,837)	(1,013)

Net loss	(30,178)	(16,409)

Preferred stock dividends and accretion of offering expenses and discount	(2,898)	—

Net loss applicable to common stockholders	$(33,076)	$(16,409)

Net loss per share applicable to common stockholders — basic and diluted	$(0.52)	$(0.30)

Weighted average shares outstanding — basic and diluted	63,270	55,075

Comprehensive loss

Net loss	$(30,178)	$(16,409)

Unrealized loss on investment securities, net of tax	—	(130)

Comprehensive loss	$(30,178)	$(16,539)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(30,178)	$(16,409)

Adjustments to reconcile net income to net cash used for operating activities:

Depreciation and amortization	14,868	4,748

Amortization of debt issuance costs	3,215	—

Interest payable on note payable to stockholder	51	46

Changes in assets and liabilities:

Accounts receivable	7,097	(8,841)

Prepaid expenses	(2,497)	(1,933)

Other current assets	(3,578)	(492)

Other assets	5,307	(148)

Accounts payable	(12,096)	(18,282)

Accrued liabilities	193	1,322

Other liabilities	594	302

Net cash used for operating activities	(17,024)	(39,687)

Cash flows from investing activities:

Capital expenditures	(33,269)	(38,533)

Purchase of fiber capacity	(14,500)	—

Net cash used for investing activities	(47,769)	(38,533)

Cash flows from financing activities:

Net proceeds from revolving credit facility	55,000	40,000

Principal payments on capital lease obligations	(3,227)	(3,323)

Net proceeds from issuance of common stock	1,497	3,797

Net cash provided by financing activities	53,270	40,474

Net decrease in cash	(11,523)	(37,746)

Cash and cash equivalents at beginning of period	12,474	43,031

Cash and cash equivalents at end of period	$951	$5,285

Noncash investing and financing activities:

Fixed assets acquired under capital leases	$1,220	$1,995

Dividends recorded on preferred stock to be paid in common stock	$2,788	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.  Basis of Presentation

      The accompanying condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The balance sheet data as of December 31, 2000 has been derived from the Company’s audited consolidated financial statements.

      These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

      Certain amounts in the financial statements for the prior year have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations.

2.  Related Party Transactions

      On January 31, 2001, the Company entered into an agreement to extend the lease of office space located in Quincy, Massachusetts. This property is leased from a trust, the beneficiaries of which are the principal stockholders of the Company. The lease was extended through February 28, 2013 and gives the Company the option to extend the lease for two additional five-year periods. The monthly rental and condominium fee payments under this agreement are $99.0 per month, increasing to $106.0 and $113.0 per month in March 2005 and 2009, respectively.

3.  Property and Equipment

		March 31,	December 31,
	Estimate Useful Life	2001	2000

Network infrastructure and equipment	5 and 10 years	$179,896	$162,665

Computer equipment	3-5 years	15,822	14,665

Office furniture and equipment	7 years	3,991	3,783

Software	3 years	16,878	15,496

Motor vehicles	5 years	1,103	947

Leasehold improvements	Shorter of term of lease or life of asset	36,104	28,684

Construction in progress		88,003	81,068

		341,797	307,308

Less accumulated depreciation and amortization		(52,961)	(38,235)

		$288,836	$269,073

      Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2001 and 2000 amounted to $14,725 and $4,072, respectively.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

4.  Other Assets

      Other assets consist of the following:

	March 31,	December 31,
	2001	2000

Prepaid fiber capacity	$37,073	$39,707

Debt issuance costs, net	3,263	9,164

Rent deposits	1,227	1,218

Intangible assets, net	928	1,071

Other	333	328

	$42,824	$51,488

      Prepaid fiber capacity relates to payments made for long-haul transport capacity. These fees were paid by the Company in exchange for a 20 year indefeasible right to use pre-determined fiber routes connecting the northeastern and southeastern regional networks. Based on the terms of the agreement, these pre-determined routes may be changed at the option of the Company. The current portion of prepaid fiber capacity included in other current assets at March 31, 2001 was $2,002. These fees are being amortized to operations over the 20 year service period, of which $632 has been amortized during the three months ended March 31, 2001.

      Amortization expense related to intangible assets was $142 and $677 for the three months ended March 31, 2001 and 2000, respectively.

5.  Revolving Credit Agreements

      On September 27, 2000, the Company entered into a Senior Secured Credit Facility as amended, (the “Credit Facility”), with various lenders allowing for maximum borrowings of $225.0 million. Borrowings at March 31, 2001 totaled $55.0 million. Subsequent to March 31, 2001 through May 1, 2001, the Company has borrowed an additional $22.0 million under the Credit Facility. The Credit Facility matures on June 30, 2002, when all unpaid borrowings become immediately due. Under this facility, the Company is entitled to borrowings not to exceed the sum of (i) 80% of eligible accounts receivable, (ii) 70% of eligible unbilled accounts, and (iii) 50% of eligible net property and equipment, as defined by the agreement. Based on the terms of this agreement, the Company is subject to various covenants, including the maintenance of certain financial and operating ratios. The Company is required to maintain pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), days sales outstanding (DSO) and access lines, as defined by the agreement. Additionally, the Company is restricted as to the level of capital assets it may acquire within any given quarter and is restricted from paying cash dividends. Failure to comply with the restriction and covenant obligations under this Credit Facility could result in a default. The lenders have a right, under events of default, and an event deemed by the lenders to be an adverse change in the Company’s business to terminate future borrowings under the Credit Facility and require accelerated repayment of outstanding borrowings.

      On February 9, 2001, the Credit Facility was amended. Included in this amendment was a provision to exclude the loss of the NorthPoint Communications equity investment recognized in 2000 from the calculation of EBITDA for purposes of maintaining minimum EBITDA covenants as defined by the agreement. If this amendment was not made, the Company would have not been in compliance with the financial covenants under this facility.

      In connection with the Credit Facility, the Company issued warrants entitling the holders to purchase in aggregate 3,854 shares of the Company’s common stock at an exercise price of $7.01 per share. Upon entering

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

the Credit Facility, 72.73% of the warrants were exercisable, with 13.64% exercisable on a pro rata basis with each amount drawn by the Company on the first $100 of loans under the Credit Facility, and the remaining 13.63% exercisable at any time on or after the date the amount drawn by the Company under the Credit Facility exceeds $100. These warrants were valued using a Black-Scholes valuation model assuming an interest rate of 5.83%, volatility of 93%, no dividends, and an estimated life of 3 years. The $15,043 value assigned to these warrants along with $6,701 of other issuance costs is included in debt issuance costs and is being accreted to interest expense on a straight-line basis through the maturity date. At March 31, 2001, $13,004 and $3,263 of unamortized debt issuance costs remains in other current and long-term assets, respectively.

      Along with this agreement, the Company has also entered into a pledge and security agreement, pledging substantially all of the Company’s assets to the lenders as collateral.

6.  Net Loss Per Share

      The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include warrants, stock options and redeemable convertible preferred stock.

      The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,

	2001	2000

Net loss applicable to common stockholders	$(33,076)	$(16,409)

Shares used in net loss per share — basic and diluted	63,270	55,075

Net loss per share applicable to common stockholders — basic and diluted	$(0.52)	$(0.30)

      Warrants for the purchase of 3,862 and 1,366 shares and stock options for the purchase of 6,900 and 4,374 shares of common stock were not included in the computation of net loss per share for the three months ended March 31, 2001 and 2000, respectively, because inclusion of these shares would have an anti-dilutive effect. In addition, shares of redeemable convertible preferred stock which are convertible into an aggregate of 3,672 shares of common stock were not included in the computation of net loss per share for the three months ended March 31, 2001 because inclusion of these shares would have an anti-dilutive effect on net loss per share.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

7.  Segment Information

      The Company has two reportable segments which management operates as distinct sales organizations. These two segments are segregated by type of customer base to whom services are provided. The two customer base types are: retail telecommunications and data services, and wholesale telecommunications. The Company measures and evaluates its two reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance services, including voice and data transport and enhanced and customer calling features. This segment focuses on selling these services to end user customers, such as businesses and residences. The wholesale telecommunications segments provides transport and termination services. This segment focuses on selling these services to large communication carriers, who utilize the Company’s excess capacity to provide telephone voice services to their customers.

	Three Months Ended
	March 31,

	2001	2000

Revenue:

Retail telecommunications and data services	$55,601	$28,614

Wholesale telecommunications	16,518	21,645

Total revenues	$72,119	$50,259

Costs of services:

Retail telecommunications and data services	$34,560	$20,403

Wholesale telecommunications	18,685	20,451

Total costs of services	$53,245	$40,854

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Network Plus Corp. (the “Company”, “we” or “us”) included herein as well as the consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In addition to historical information, the following discussion and other information in this report contains forward-looking information that involves risks and uncertainties. For this purpose, any statement that is not a statement of historical fact is forward-looking information, including without limitation statements concerning the Company’s future capital requirements, future financial results, sufficiency of available capital and availability of additional financing. Without limiting the generality of the foregoing, words such as “believes,” “anticipates,” “expects” and similar expressions identify forward-looking statements. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with the Company’s expansion plans and other factors discussed in the Company’s Form 10-K for the year ended December 31, 2000 and below under “Certain Factors That May Affect Future Operating Results”.

Overview

      Network Plus, founded in 1990, is a network-based communications provider offering a comprehensive suite of telecommunications, broadband data and Internet Data Center hosting services. The Company’s services include local and long distance voice, high-speed data, Internet and web server and managed server hosting. The Company currently utilizes digital subscriber line, or DSL, technology to provide high-speed data and Internet access and provides local and long distance services using traditional switched access, ATM and other technologies. The Company currently serves primarily small and medium-sized business customers in the northeastern and southeastern regions of the United States.

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

	Three Months Ended
	March 31,

	2001	2000

Revenues	100.0%	100.0%

Costs of services	73.8	81.3

Selling, general and administrative	39.3	39.9

Depreciation and amortization	20.6	9.4

Operating loss	(33.8)	(30.6)

Other income (expense)	(8.1)	(2.0)

Net loss	(41.8)%	(32.6)%

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenues. Revenues increased $21.9 million, or 43%, to $72.1 million for the three months ended March 31, 2001 from $50.3 million for the same period in the prior year. Approximately one half of the increase was due to the $15.5 million increase in revenues from the sale of local services, which totaled $22.7 million for the three months ended March 31, 2001. Revenues from the sale of local services represented 32% of total revenues in the three-month period ended March 31, 2001 compared to 14% of total revenues in the same period in the prior year. Local lines in service at the period ended March 31, 2001 increased 139% to 215,000 from 90,000 lines at March 31, 2000. Revenues generated from data services, which included co-location and Internet Data Center hosting services, DSL, Internet services and leasing of fiber-optic capacity, totaled $17.6 million for the period ended March 31, 2001, an increase of $15.6 million over the same period in the prior year, representing 24% of total revenues as compared to 4% of total revenues in the period ended March 31, 2000. We expect revenues from local and data services to increase as a percent of total revenues as we continue to focus on selling these products.

      Retail long distance revenues decreased $4.1 million to $15.3 million during the period ended March 31, 2001 representing 21% of total revenues compared to 39% of total revenues in the same period in the prior year despite an increase in minutes during the period ended March 31, 2001. In addition, revenues generated from international wholesale traffic, which results from utilizing excess capacity on our long distance switches during off-peak hours, decreased $5.1 million, to $16.5 million from $21.6 million for the same period in the prior year. International wholesale traffic as a percent of total revenues declined to 23% of total revenues in the period ended March 31, 2001, decreasing from 43% of total revenues during the same period in the prior year. We operate in a competitive market for long distance service, which has experienced price erosion of the average rate per minute from the prior year. We expect this price trend to continue in the future.

      Costs of Services. Costs of services increased $12.4 million, or 30%, to $53.2 million for the three months ended March 31, 2001 from $40.9 million for the same period in the prior year. The increase in total costs of services is due primarily to the increase in total revenues. As a percent of revenues, total cost of services decreased to 74% for the three months ended March 31, 2001 from 81% for the same period in the prior year. The cost of services as a percent of revenues was positively impacted by a shift of services to local and data, which have lower costs of services as a percent of revenue, but were offset by higher costs of services as a percent of revenue from international and long distance traffic. As the deployment of our local network continues and co-location facilities become operational, the costs associated with these facilities, including rent, power and access charges, are reflected in costs of services. These facility costs are generally fixed and will result in fluctuations in margin until this capacity is fully utilized.

      Selling, General and Administrative. Selling, general and administrative expenses increased $8.3 million, or 41%, to $28.3 million for the period ended March 31, 2001 from $20.1 million for the same period in the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 39% for the period ended March 31, 2001 from 40% for the same period in the prior year. We employed 988 people at March 31, 2001, compared with 706 at March 31, 2000, resulting in an increase in payroll and related expenses of 50% for the period. The sales organization increased by 154 people as compared to the same period in the prior year, and we added 67 people to support the build-out of our local and data network. Costs associated with the co-location facilities including rent, power, access and leased line charges for facilities which are not fully deployed are included in selling, general and administrative expenses. We expect these charges to decrease as the number of co-location facilities become operational, at which time the related costs are reclassified to costs of services. We expect selling, general and administrative expenses to increase as a result of our growth in revenues and the expansion of our infrastructure to support future growth. However, we believe these expenses as a percent of revenues will continue to decline as our rate of network and infrastructure expansion reduces relative to our projected revenue growth.

      Depreciation and Amortization. Depreciation and amortization increased $10.1 million, or 213%, to $14.9 million during the three months ended March 31, 2001 from $4.7 million for the same period in the prior year. The increase is primarily due to local network facilities, data services equipment and other telecommunications equipment to support our network expansion which became operational during the last fiscal year. In particular, the southeastern local switching and co-location equipment and northeastern data centers were placed into service and began depreciating during the second half of 2000. We expect depreciation and amortization expense to increase as we bring additional local network facilities on-line and as we make additional investments in our network and operational infrastructure including the mid-Atlantic region.

      Interest. Interest expense net of interest income increased to $5.8 million for the three months ended March 31, 2001 from $1.0 million for the same period in the prior year. The increase in net interest expense is due to the amortization of issuance costs, of $3.2 million, associated with the $225.0 million Credit Facility and borrowings during the period ended March 31, 2001 under this facility to fund the continued build-out of the local and data network and operating activities.

      Net Loss and Net Loss Applicable to Common Stockholders. The contribution from increased revenues was offset by an increase in selling, general and administrative expenses, depreciation and amortization expense, and interest expense, which resulted in a net loss of $30.2 million during the three months ended March 31, 2001, compared to $16.4 million for the same period in the prior year.

      The effect of the net loss combined with the preferred stock dividends and accretion to redemption value of $2.9 million during the three months ended March 31, 2001 resulted in net losses applicable to common stockholders of $33.1 million for the same period compared to $16.4 million for the same period in the prior year. Dividends payable on the convertible preferred stock sold by us in our April 12, 2000 offering are required to be paid in shares of common stock under the terms of the Credit Facility. For accounting purposes, the value of the dividend is increased for the discounted amount of the shares issued. The discount amount is calculated at 95% of the average closing price of the stock over the five days prior to the day the shares are issued. These dividends and our anticipated increase in net losses will result in net losses applicable to common stockholders in the future.

      EBITDA. EBITDA was negative $9.5 million for the three month period ended March 31, 2001 compared to negative $10.6 million for the same period in 2000. The $9.5 million contribution from increased revenues was partially offset by the $8.3 million increase in selling, general and administrative expenses due to the infrastructure required to support our growth.

Liquidity and Capital Resources

      Total assets were $403.2 million at March 31, 2001 compared to $404.7 million at December 31, 2000. Cash and cash equivalents were approximately $1.0 million at March 31, 2001 compared to $12.5 million at December 31, 2000. Net cash used for operating activities was $17.0 million during the three months ended March 31, 2001. Capital expenditures were $34.5 million for the three months ended March 31, 2001. In addition, we paid $14.5 million for fiber capacity acquired in December 2000, during the three months ended March 31, 2001.

      On September 27, 2000 we entered into a Senior Secured Credit Facility (the “Credit Facility”) agreement with Goldman Sachs Credit Partners, Fleet Securities, DLJ Bridge Finance and Fleet National Bank. This facility provides up to $225.0 million in total principal based on eligible receivables and eligible net property as defined by the agreement. Borrowings under this Credit Facility are expected to be used for the purchase and acquisition of telecommunications assets and to finance operating losses and working capital. All borrowings under this facility are collateralized by substantially all of the Company’s assets. There were $55.0 million and $77.0 million outstanding under this facility at March 31, 2001 and May 1, 2001, respectively.

      The Credit Facility agreement imposes operating and financial restrictions on us. These restrictions affect, and in many cases limit, among other things, our ability to:

•	pay dividends or make distributions to our common stockholders

•	incur additional indebtedness

•	make investments or other restricted payments

•	sell or dispose of assets.

      Our strategic initiatives include the deployment of additional local switches, the co-location of network equipment, the offering of new local and data services, the expansion of our sales force and other personnel, and significant investment in our information technology systems. These initiatives will require a substantial amount of capital for the installation of network switches and related equipment, fiber, personnel additions and funding of operating losses and working capital.

      We currently anticipate that our available cash and Credit Facility will be sufficient to meet our anticipated working capital and capital expenditure requirements through fiscal 2001. In the event our operations are not profitable or do not generate sufficient cash, or if we fail to comply with the restrictions and obligations under the Credit Facility, which could result in a default that could limit the availability of borrowings under the facility, we may have to substantially reduce our level of operations. In addition, we may need to raise additional capital to meet our needs after 2001, to fund more rapid expansion, to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. However, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

      Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as the costs of building the mid-Atlantic region, capital requirements and growth projections, cost overruns, changes in demand for our services, regulatory, technological or competitive developments, and the other factors identified under “Certain Factors That May Affect Future Operating Results”.

Recently Issued Accounting Standard

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001. SFAS 133 establishes accounting and reporting standards required that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS 138, which amended certain provisions of SFAS 133. This pronouncement did not have a material impact on our financial position or results of operations.

Certain Factors That May Affect Future Operating Results

      We had operating losses in the first quarter of 2001 and each of the last five years and negative cash flow from operating activities in the first quarter of 2001 and 2000. We expect to incur expenditures in connection with the continued acquisition, development and expansion of our network infrastructure, product offerings, information technology systems and employee base. As a result, we expect to incur future operating losses and negative cash flow. If our revenues do not increase significantly or the increase in our expenses is greater than expected, we may not achieve or sustain profitability or generate positive cash flow in the future.

      Our ability to meet our projected growth will require substantial cash resources. The anticipated expansion of our network infrastructure after 2001, including the addition of co-locations, switches, Internet Data Centers and other network elements, and our anticipated funding of negative cash flow from operating activities, may require additional capital. The maturity of our Credit Facility in mid-2002 may require additional capital. Furthermore, if we acquire other businesses, we may require additional financing. Our ability to satisfy future capital needs will depend upon the continued availability of our credit and equipment lease facilities and cash from operations. If for any reason the Credit Facility becomes unavailable or our ability to draw on this facility is limited, including as a result of a breach by us of the financial or other covenants contained in the Credit Facility, we may be required to seek alternative financing or modify our business plan. Additional financing may place significant limits on our financial and operating flexibility or may not be available to us. Failure to obtain future financing when needed or on acceptable terms could cause us to delay or abandon our development and expansion plans and could materially adversely affect our growth and ability to compete.

      As a result of our limited operating history as a provider of telecommunications, broadband data, and Internet Data Center hosting services and the evolving nature of the telecommunications and Internet industries, we may not be able to accurately forecast our revenues. We do not believe that period-to-period comparisons of our operating results are necessarily meaningful, or that investors should rely upon them as indicators of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors, which would likely materially adversely affect the trading price of our stock.

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

      Our future operating performance will depend upon our ability to implement and manage our growth effectively. Our rapid growth to date has placed, and in the future will continue to place, a significant strain on our administrative, operational, managerial and financial resources. Failure to attract and retain additional qualified sales and other personnel, including management personnel who can manage our growth effectively, or failure to successfully train or integrate such personnel, could materially adversely affect our future operating performance. To manage our growth effectively, we will also have to continue to improve and upgrade operational, financial and accounting information systems, controls and infrastructure, as well as control costs and maintain regulatory compliance. Failure of our systems to perform as expected could have a material adverse affect on us.

      Prices for telecommunications services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices.

      We have a significant amount of indebtedness, and our indebtedness will increase as we draw on our Credit Facility. Our ability to repay our indebtedness will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors. Some of these factors are beyond our control. If we are unable to service our indebtedness or other obligations, we will be forced to examine alternative strategies. These strategies may include reducing or delaying capital expenditures, restructuring or refinancing indebtedness or seeking additional debt or equity financing. We can give no assurance that any of these strategies could be effected on satisfactory terms.

      Our Credit Facility imposes operating and financial restrictions on us. Failure to comply with any of these restrictions, including pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization, or EBITDA, days sales outstanding and access lines, could limit the availability of borrowings or result in a default under our Credit Facility. For the year ended December 31, 2000, the lenders agreed to amend a financial covenant to grant us additional operating flexibility. We can give no assurance that we will obtain a waiver or amendment for any future noncompliance.

      We rely on other companies to supply certain key components of our network infrastructure, including telecommunications services, DSL and Internet services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by us, are available only from sole or limited sources. We are also dependent upon incumbent local exchange carriers and other carriers to provide telecommunications services and facilities to us and our customers and upon third parties for other services. Many of these companies are or may become our competitors. There can be no assurance that we will be able to obtain such services or facilities on the scale and within the time frames required by us at an affordable cost, or at all.

      We may acquire other businesses that we believe will complement our existing business. These acquisitions will likely involve risks such as the difficulty of assimilating the acquired operations and personnel, the diversion of resources and the risks of entering markets in which we have little experience. These transactions may be required for us to remain competitive. We can give no assurance that we will be able to obtain required financing for such transactions or that such transactions will occur.

      Our industry is highly competitive, and we expect competition to intensify in the future. We do not have a significant market share in any of our markets. Most of our actual and potential competitors have substantially greater financial, technical, marketing and other resources, including brand or corporate name recognition than we do.

      The telecommunications industry has been, and is likely to continue to be, characterized by rapid technological change, frequent new service introductions and evolving industry standards. Increases or changes in technological capabilities could harm our competitive position.

      Telecommunications services are subject to significant regulation at the Federal, state, local and international levels. Delays in receiving required regulatory approvals or the enactment of new legislation or regulations could have a material adverse effect on us. In addition, future governmental actions could alter competitive conditions in the markets in which we are operating or intend to operate in ways that are materially adverse to us.

      Interruptions in service, capacity limitations or security breaches on our network or the networks on which we depend could have a material adverse effect on us.

      See also the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in the interest rate related to our Credit Facility, which is based upon either the Prime Rate or LIBOR Rate, each of which is a variable interest rate. Assuming an average borrowing level of $55.0 million (which amount approximated the amount borrowed under all revolving credit facilities as of March 31, 2001) each 1 percentage point increase in the applicable interest rate would result in $550.0 thousand of additional annual interest charges. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

PART II — OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

  Amended and Restated By-laws

      On April 17, 2001, the Company adopted Amended and Restated By-laws, which are filed herewith as Exhibit 3.2. These Amended and Restated By-laws reflect recent changes in Delaware law expressly authorizing certain electronic communications in connection with stockholder meetings and include the other changes set forth therein.

      The Amended and Restated By-laws require that the Company be given advance notice of stockholder nominations for election to the Board of Directors and of other matters that stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company’s proxy statement in accordance with Rule 14a-8 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). The required notice must be made in writing, include the information required by the Amended and Restated By-laws, be delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Company at its principal offices and be received not less than 60 days nor more than 90 days prior to the meeting; provided, however, that if less than 70 days notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination or other proposal shall have been mailed or delivered to the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure made, whichever occurs first. While the Company has not yet set the date of the 2002 Annual Meeting, assuming it will be held on May 7, 2002 (the same day as the 2001 Annual Meeting), notice of a stockholder proposal or director nomination would need to be made no earlier than February 6, 2002 and no later than March 8, 2002. Any such stockholder proposal must also comply with the other applicable provisions of the Company’s Certificate of Incorporation and Amended and Restate By-laws and the Exchange Act. No stockholder proposal is required to be considered unless it is presented in accordance with the foregoing requirements.

  Recent Sales of Unregistered Securities

      During the first quarter of 2001, the Company issued 179,443 shares of Common Stock upon the exercise of warrants that were initially (i) issued and sold in the company’s September 1998 sale of Units consisting of shares of 13.5% Series A Cumulative Preferred Stock and warrants, (ii) issued to certain lenders in May 1999 in connection with an amendment to the Company’s prior credit facility or (iii) issued to certain lenders in September 2000 in connection with the Company’s Credit Facility. All of such warrant exercises were effected through “cashless” exercises that did not involve the payment of additional consideration to the Company. The shares of Common Stock issued pursuant to such warrant exercises were offered and sold in reliance upon exemptions set forth in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relating to sale by an issuer not involving a public offering. No underwriters or placement agents were involved in the issuance of Common Stock pursuant to any exercise of the foregoing warrants.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      The exhibits listed on the Exhibit Index are filed herewith.

(b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Randolph, Massachusetts, on May 1, 2001.

NETWORK PLUS CORP.

By:	/s/ ROBERT J. COBUZZI

Robert J. Cobuzzi

Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Title

3.2	Amended and Restated By-laws of the Company

10.1A	Amendment to the Company’s 1998 Stock Incentive Plan