Form 10-Q
period 2001-06-30
NETWORK PLUS CORP
filed 2001-08-13
CIK 1065633

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 000-26313

NETWORK PLUS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3430576

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
41 Pacella Park Drive, Randolph, Massachusetts	02368
(Address of Principal Executive Officer)	(Zip Code)

(781) 473-2000

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No   ☐

      The number of shares of the registrant’s Common Stock ($0.01 par value) outstanding on August 1, 2001 was 65,408,979.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2001

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Current Assets

Cash and cash equivalents	$4,456	$12,474

Accounts receivable, net of allowance for doubtful accounts of $5,456 and $3,294, respectively	48,356	55,922

Prepaid expenses	3,943	1,185

Other current assets	14,037	14,517

Total current assets	70,792	84,098

Property and equipment, net	318,408	269,073

Other assets, net	40,637	51,488

TOTAL ASSETS	$429,837	$404,659

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$35,557	$72,231

Accrued liabilities	18,642	14,979

Current portion of capital lease obligations	14,268	17,288

Total current liabilities	68,467	104,498

Revolving credit facility	109,000	—

Long-term capital lease obligations	36,926	28,351

Long-term note payable to stockholder	1,875	1,875

Other long-term liabilities	4,018	2,815
Commitments

Preferred stock, $0.01 par value, 1,000 shares authorized: Redeemable Series A Cumulative Convertible Preferred Stock, 500 shares authorized: 250 shares issued and outstanding, (aggregate liquidation preference of $127,445 and $127,566, respectively)	120,284	120,065

Stockholders’ Equity:

Common stock, $0.01 par value, 150,000 shares authorized, 65,046 and 61,810 shares, issued and outstanding, respectively	650	618

Additional paid-in capital	273,200	271,399

Stock subscription receivable	(167)	(176)

Warrants	15,074	15,634

Accumulated deficit	(199,490)	(140,420)

Total stockholders’ equity	89,267	147,055

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$429,837	$404,659

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues	$76,125	$54,427	$148,244	$104,686
Operating expenses

Costs of services	51,655	41,562	104,900	82,416

Selling, general and administrative expenses	29,453	27,490	57,800	47,543

Depreciation and amortization	16,742	6,560	31,610	11,309

	97,850	75,612	194,310	141,268

Operating loss	(21,725)	(21,185)	(46,066)	(36,582)
Other income (expense)

Interest income	119	2,634	305	3,043

Interest expense	(7,290)	(1,163)	(13,306)	(2,611)

Other income (expense)	4	(10)	(3)	17

	(7,167)	1,461	(13,004)	449

Net loss	(28,892)	(19,724)	(59,070)	(36,133)

Preferred stock dividends and accretion of offering expenses and discount	2,555	2,262	5,453	2,262

Net loss applicable to common stockholders	$(31,447)	$(21,986)	$(64,523)	$(38,395)

Net loss per share applicable to common stockholders — basic and diluted	$(0.49)	$(0.37)	$(1.01)	$(0.67)

Weighted average shares outstanding — basic and diluted	64,300	59,358	63,851	57,216

Comprehensive loss

Net loss	$(28,892)	$(19,724)	$(59,070)	$(36,133)

Unrealized loss on investment securities, net of tax	—	(946)	—	(1,779)

Comprehensive loss	$(28,892)	$(20,670)	$(59,070)	$(37,912)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(59,070)	$(36,133)

Adjustments to reconcile net income to net cash used for operating activities:

Depreciation and amortization	31,610	11,309

Amortization of debt issuance costs	6,459	94

Interest payable on note payable to stockholder	95	95

Stock-based compensation	—	101

Changes in assets and liabilities:

Accounts receivable	7,566	(17,669)

Prepaid expenses	(2,758)	(1,672)

Other current assets	480	(149)

Other assets	4,108	383

Accounts payable	(22,174)	1,021

Accrued liabilities	3,663	6,122

Other liabilities	1,108	752

Net cash used for operating activities	(28,913)	(35,746)

Cash flows from investing activities:

Capital expenditures	(67,947)	(116,142)

Purchase of fiber capacity	(14,500)	—

Net cash used for investing activities	(82,447)	(116,142)

Cash flows from financing activities:

Net proceeds from revolving credit facility	109,000	—

Principal payments on capital lease obligations	(7,159)	(6,358)

Net proceeds from issuance of common stock	1,501	128,051

Net proceeds from issuance of preferred stock	—	119,750

Net cash provided by financing activities	103,342	241,443

Net decrease in cash	(8,018)	89,555

Cash and cash equivalents at beginning of period	12,474	43,031

Cash and cash equivalents at end of period	$4,456	$132,586

Noncash investing and financing activities:

Fixed assets acquired under capital leases	$12,714	$13,398

Dividends recorded on preferred stock, Paid in common stock	$5,453	$2,262

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.  Basis of Presentation

      The accompanying condensed consolidated financial statements of Network Plus Corp. (the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The balance sheet data as of December 31, 2000 has been derived from the Company’s audited consolidated financial statements.

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

2.  Property and Equipment

	Estimate	June 30,	December 31,
	Useful Life	2001	2000

Network infrastructure and equipment	5 and 10 years	$257,425	$162,665

Computer equipment	3-5 years	18,287	14,665

Office furniture and equipment	7 years	5,135	3,783

Software	3 years	20,079	15,496

Motor vehicles	5 years	1,229	947

Leasehold improvements	Shorter of term	58,218	28,684
	of lease or life
	of asset

Construction in progress		27,596	81,068

		387,969	307,308

Less accumulated depreciation and amortization		(69,561)	(38,235)

		$318,408	$269,073

      Depreciation and amortization expense related to property and equipment for the three months and six months ended June 30, 2001 amounted to $16,601 and $31,326, respectively. Depreciation and amortization expense related to property and equipment for the three months and six months ended June 30, 2000 amounted to $5,921 and $9,993, respectively.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

3.  Other Assets

      Other assets consist of the following:

	June 30,	December 31,
	2001	2000

Prepaid fiber capacity	$36,573	$39,707

Debt issuance costs, net	—	9,164

Rent deposits	1,242	1,218

Intangible assets, net	787	1,071

Other deposits	2,035	328

	$40,637	$51,488

      Prepaid fiber capacity relates to payments made for long-haul transport capacity. These fees were paid by the Company in exchange for a 20 year indefeasible right to use pre-determined fiber routes connecting the northeastern and southeastern regional networks. Based on the terms of the agreement, these pre-determined routes may be changed at the option of the Company. The current portion of prepaid fiber capacity included in other current assets at June 30, 2001 was $2,002. These fees are being amortized to operations over the 20 year service period, of which $501 and $1,133 has been amortized during the three and six months ended June 30, 2001, respectively.

      Amortization expense related to intangible assets was $142 and $284 for the three and six months ended June 30, 2001, respectively. Amortization expenses for the same period in the prior year was $639 and $1,316, respectively.

4.  Revolving Credit Agreements

      On September 27, 2000, the Company entered into a Senior Secured Credit Facility as amended, (the “Credit Facility”), with various lenders allowing for maximum borrowings of $225 million. Borrowings at June 30, 2001 totaled $109 million. Subsequent to June 30, 2001 through August 1, 2001, the Company has borrowed an additional $25 million under the Credit Facility. The Credit Facility matures on June 30, 2002, when all unpaid borrowings become immediately due. Based on the terms of this agreement, the Company is subject to various covenants, including the maintenance of certain financial and operating ratios. The Company is required to maintain pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), days sales outstanding (DSO) and access lines, as defined by the agreement. Additionally, the Company is restricted as to the level of capital assets it may acquire within any given quarter and is restricted from paying cash dividends. Failure to comply with the restriction and covenant obligations under the Credit Facility could result in a default. The lenders have a right, under events of default, and an event deemed by the lenders to be an adverse change in the Company’s business to terminate future borrowings under the Credit Facility and require accelerated repayment of outstanding borrowings.

      Effective as of July 19, 2001 and August 10, 2001, a Second and Third Amendment were made to the Credit Facility, respectively. Included in the Second Amendment are provisions adjusting the minimum quarterly revenue requirement for the fiscal quarter ending June 30, 2001 and the EBITDA requirement for the fiscal quarter ending September 30, 2001. If this amendment was not made, the Company would not have been in compliance with the financial covenants under the Credit Facility during the quarter ended June 30, 2001. The Third Amendment includes a waiver of the revenue covenants for the quarters ending September 30, 2001 and December 31, 2001, provided that the Company meets specified alternative revenue requirements during these quarters. These waivers expire on January 1, 2002. In addition, the amendments limits the maximum borrowings available to the sum of the lesser of (A)(i) 80% of eligible receivables,

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

(ii) 70% of eligible unbilled accounts and (iii) eligible net property or (B) $155 million until five business days following delivery of financial statements for the fiscal quarter ended September 30, 2001 by the Company to the lenders, thereafter maximum borrowings available under the Credit Facility are $175 million until December 31, 2001, $210 million until March 31, 2002 and $225 million until June 30, 2002.

      In connection with the Credit Facility, the Company issued warrants entitling the holders to purchase in aggregate 3,854 shares of the Company’s common stock at an exercise price of $7.01 per share. Upon entering the Credit Facility, 72.73% of the warrants were exercisable, with 13.64% exercisable on a pro rata basis with each amount drawn by the Company on the first $100 million of loans under the Credit Facility, and the remaining 13.63% exercisable at any time on or after the date the amount drawn by the Company under the Credit Facility exceeds $100. Since borrowings at June 30, 2001 exceeded $100 million all of the unexercisable warrants became exercisable. These warrants were valued using a Black-Scholes valuation model assuming an interest rate of 5.83%, volatility of 93%, no dividends, and an estimated life of 3 years. The $15,043 value assigned to these warrants along with $6,701 of other issuance costs is included in debt issuance costs and is being accreted to interest expense on a straight-line basis through the maturity date. At June 30, 2001, $13,023 of unamortized debt issuance costs remains in other current assets. In connection with the Third Amendment to the Credit Facility, the exercise price of these warrants was reduced to $2.80 per share as of the date on which the aggregate amount of all outstanding loans under the Credit Facility exceed $165 million. This adjustment to the exercise price will result in an additional non-cash debt issuance cost for reporting purposes which will be amortized over the remaining period of the loan.

      The Company is currently in negotiation with the lenders of the Credit Facility to extend the expiration of the Credit Facility to a period subsequent to June 30, 2002. As a result, the Credit Facility remains classified as a long-term liability.

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

      The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss applicable to common stockholders	$(31,447)	$(21,986)	$(64,523)	$(38,395)

Shares used in net loss per share — basic and diluted	64,300	59,358	63,851	57,216

Net loss per share applicable to common stockholders — basic and diluted	$(0.49)	$(0.37)	$(1.01)	$(0.67)

      Warrants for the purchase of 3,862 and 1,366 shares and stock options for the purchase of 7,200 and 4,353 shares of common stock were not included in the computation of net loss per share for the three months and six months ended June 30, 2001 and 2000, respectively, because inclusion of these shares would have an anti-dilutive effect. In addition, shares of redeemable convertible preferred stock which are convertible into an aggregate of 3,663 shares of common stock were not included in the computation of net loss per share for the

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

three months and six months ended June 30, 2001 because inclusion of these shares would have an anti-dilutive effect on net loss per share.

6.  Recent Accounting Pronouncement

      In June 2001, the Financial Accounting Standard Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS 142 for fiscal periods beginning subsequent to December 15, 2001. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of its adoption.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Retail telecommunications and data services	$60,235	$34,397	$115,418	$62,998

Wholesale telecommunications	15,890	20,030	32,826	41,688

Total revenues	$76,125	$54,427	$148,244	$104,686

Costs of services:

Retail telecommunications and data services	$35,208	$22,553	$69,768	$42,956

Wholesale telecommunications	16,447	19,009	35,132	39,460

Total costs of services	$51,655	$41,562	$104,900	$82,416

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Network Plus Corp. (the “Company”, “we” or “us”) included herein as well as the consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In addition to historical information, the following discussion and other information in this report contains forward-looking information that involves risks and uncertainties. For this purpose, any statement that is not a statement of historical fact is forward-looking information, including without limitation statements concerning the Company’s future capital requirements, future financial results, sufficiency of available capital and availability of additional financing. Without limiting the generality of the foregoing, words such as “believes,” “anticipates,” “expects” and similar expressions identify forward-looking statements. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with the Company’s expansion plans and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and below under “Certain Factors That May Affect Future Operating Results”.

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

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	100%	100%	100%	100%

Costs of services	68	76	71	79

Selling, general and administrative	39	51	39	45

Depreciation and amortization	22	12	21	11

Operating loss	(29)	(39)	(31)	(35)

Other income (expense)	(9)	3	(9)	0

Net loss	(38)%	(36)%	(40)%	(35)%

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

      Revenues. Total revenues increased $21.7 million or 40% to $76.1 million for the three months ended June 30, 2001 from $54.4 million for the same period in the prior year. Revenues from local and data services represented 58% of total revenues or $43.9 million for the three month period ended June 30, 2001 as compared to 33% of total revenues or $18.0 million for the same period in the prior year. Revenues from long distance services, which include retail and international wholesale services, represented $32.2 million or 42% of total revenues for the three months ended June 30, 2001, a decrease from $36.4 million or 67% of total revenues for the same period in the prior year. Total revenues for the six month period ended June 30, 2001 increased $43.5 million or 42% to $148.2 million from $104.7 million for the same period in the prior year. Revenues from local and data services for the six month period ended June 30, 2001 represented 57% of total revenue or $84.2 million as compared to 26% of total revenue or $27.2 million for the same period in the prior year. Retail and international long distance revenues decreased to $64.0 million or 43% for the six month period ended June 30, 2001 from $77.5 million or 74% of total revenue for the same period in the prior year. We expect revenues from local and data services to increase in total and as a percentage of total revenues as we continue to focus on selling these services and as we continue to manage our exposure in the international wholesale market.

      Approximately one half of the increase in total revenues for the three months ended June 30, 2001 was due to the $11.4 million increase in revenues from the sale of local services which totalled $25.4 million from $14.0 million for the same period in the prior year. Revenues for the six months ending June 30, 2001 from the sale of local services increased 127% to $48.1 million from $21.2 million for the same period in the prior year. The increase in local revenues resulted from the increase in local lines in service. Revenues generated from data services, which include colocation and Internet Data Center hosting services, DSL and leasing of fiber-optic capacity, totalled $18.5 million for the three month period ended June 30, 2001, an increase of $14.5 million over the same period in the prior year. Revenues from the sale of data services increased five times to $36.1 million from $6.0 million for the six months ended June 30, 2001 and 2000, respectively.

      Retail long distance remained essentially unchanged decreasing to $16.3 million from $16.4 million for the three month periods ended June 30, 2001 and 2000, respectively. For the six month period ended June 30, 2001, retail long distance decreased $4.6 million to $31.2 million from $35.8 million for the same period in the period year. International wholesale traffic, which results from utilizing excess capacity on our long distance switches, decreased to $15.9 million for the three month period ended June 30, 2001 from $20.0 million for the same period in the prior year. For the six months ended June 30, 2001, international wholesale revenues decreased $8.9 million or 21% to $32.8 million from $41.7 million for the same period in the prior year. We expect continued price erosion of the average rate per minute from the prior year in the market for long distance services.

      Costs of Services. Cost of services increased $10.1 million or 24% to $51.7 million for the three months ended June 30, 2001 from $41.6 million for the same period in the prior year. As a percentage of revenues, costs of services decreased to 68% for the three months ended June 30, 2001 from 76% for the same period in the prior year. Costs of services increased $22.5 million or 27% to $104.9 million for the six months ended June 30, 2001 from $82.4 million for the same period in the prior year. As a percentage of revenues, costs of services decreased to 71% for the six months ended June 30, 2001 from 79% for the same period in the prior year.

      The increase in costs of services of 24% and 27% for the three month and six month periods ended June 30, 2001, respectively compared to the same periods in the prior year is due to the increase in total revenues for both periods. Costs of services as a percentage of revenue is positively impacted by a shift of services to local and data, which have lower costs of services as a percentage of revenue from that of long distance traffic. As the deployment of our local network continues and more facilities become operational, the costs associated with the co-location facilities, including rent and access charges, are reflected in cost of services. These facility costs are generally fixed and will result in fluctuations in margin until this capacity is fully utilized.

      Selling, General and Administrative. Selling, general and administrative expenses increased $2.0 million or 7% to $29.5 million for the three months ended June 30, 2001 from $27.5 million for the same period in the prior year. As a percentage of revenues, selling, general, and administrative expenses decreased to 39% for the three months ended June 30, 2001 from 51% for the same period in the prior year. Selling, general and administrative expenses increased $10.3 million or 22% to $57.8 million for the six months ended June 30, 2001 from $47.5 million for the same period in the prior year. As a percentage of revenues, selling, general, and administrative expenses decreased to 39% for the six months ended June 30, 2001 from 45% for the same period in the prior year.

      We employed 1,043 employees at June 30, 2001, compared with 886 at June 30, 2000, resulting in an increase in payroll and related expenses of $3.4 million and $8.1 million for the three month and six month periods ended June 30, 2001. The sales organization increased by 130 people to approximately 500 at June 30, 2001 as compared to 370 people at the end of June 30, 2000, respectively. Other selling, general and administrative expenses increased as a result of our growth in revenues and the expansion of the infrastructure to support future growth. Costs associated with the co-location facilities including rent, access and leased line charges for facilities which are not fully deployed are included in selling, general and administrative expenses. We expect these charges to decrease as the co-location facilities become operational, at which time the related costs are reclassified to costs of services.

      Depreciation and Amortization. Depreciation and amortization expenses increased $10.1 million or 155% to $16.7 million for the three months ended June 30, 2001 from $6.6 million for the same period in the prior year. Depreciation and amortization expenses increased $20.3 million or 180% to $31.6 million for the six months ended June 30, 2001 from $11.3 million for the same period in the prior year.

      The increase is due primarily to additional local network facilities, fiber, computer and other telecommunications and data services equipment to support our network expansion. We expect the depreciation and amortization expense to increase as we bring additional network facilities on-line, including fiber routes, and as we make additional investments in our network and operational infrastructure.

      Interest. Interest expense net of interest income was $7.2 million for the three months ended June 30, 2001. Interest income net of interest expense was $1.5 million for the three months ended June 30, 2000, which resulted from the investment of capital obtained from the common and preferred stock offerings in April 2000.

      Interest expense, net of interest income, was $13.0 million for the six months ended June 30, 2001. Interest income, net of interest expense, was $0.4 million for the six months ended June 30, 2000.

      The increase in net interest expense is due to the amortization of issuance costs of $3.2 million and $6.4 million associated with borrowings under the Credit Facility during the three and six month periods ended June 30, 2001. We expect interest expense to increase as the Company continues to borrow under the Credit Facility.

      Net Loss and Net Loss Applicable to Common Stockholders. The contribution from increased revenues was offset by an increase in selling, general and administrative expenses, depreciation and amortization expense and interest expense, which resulted in a net loss of $28.9 million and $59.1 million for the three and six months ended June 30, 2001, respectively, compared to $19.7 million and $36.1 million for the same periods in the prior year.

      The effect of the net loss combined with the preferred stock dividends and accretion of offering expenses of $2.6 million for the three months ended June 30, 2001 and $2.3 million for the three months ended June 30, 2000 contributed to net losses applicable to common stockholders, which were $31.4 million for the three month period ended June 30, 2001 and $22.0 million for the same period in the prior year. For the six month period ending June 30, 2001, preferred stock dividends and accretion of offering expenses were $5.5 million as compared to $2.3 million for the same period in the prior year, contributing to a net loss applicable to common shareholders of $64.5 million and a net loss applicable to common shareholders of $38.4 million. There were no dividends or accretion of offering expenses during the first three months of 2000.

      EBITDA. The EBITDA loss of $5.0 million for the three months ended June 30, 2001 compared to a loss of $14.6 million for the same period in the prior year. The EBITDA loss of $14.5 million for the six months ended June 30, 2001 compared to a loss of $25.2 million for the same period in the prior year. This improvement was due to increased contributions from revenues that were partially offset by increased sales, general & administration expenses.

Liquidity and Capital Resources

      Total assets were $429.8 million at June 30, 2001 compared to $404.7 million at December 31, 2000. Cash and cash equivalents were approximately $4.5 million at June 30, 2001 compared to $12.5 million at December 31, 2000. Net cash used for operating activities was $28.9 million during the six months ended

June 30, 2001. Capital expenditures were $67.9 million for the six months ended June 30, 2001. In addition, we paid $14.5 million for fiber capacity acquired in December 2000, during the six months ended June 30, 2001. There were $109.0 million and $134.0 million outstanding under this facility at June 30, 2001 and August 1, 2001, respectively.

      On September 27, 2000 we entered into a Senior Secured Credit Facility (as amended, the “Credit Facility”) agreement with Goldman Sachs Credit Partners, Fleet Securities, DLJ Bridge Finance and Fleet National Bank. The Credit Facility provides up to $225.0 million in total principal based on eligible receivables, eligible net property and minimum interim amounts as defined by the agreement. Borrowings under the Credit Facility are expected to be used for the purchase and acquisition of telecommunications assets and to finance operating losses and working capital. Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. There were $109.0 million and $134.0 million outstanding under this facility at June 30, 2001 and August 1, 2001, respectively.

      The Credit Facility agreement imposes operating and financial restrictions on us. Failure to comply with any of these restrictions, including pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization, or EBITDA, days sales outstanding and access lines, could limit the availability of borrowings or result in a default under the Credit Facility. The restrictions in the Credit Facility affect, and in many cases limit, among other things, our ability to pay dividends or make distributions to our stockholders, incur additional indebtedness, make investments or other restricted payments, sell or dispose of assets, and take other actions that management or our stockholders may consider beneficial.

      Effective as of July 19, 2001 and August 10, 2001, a Second and Third Amendment were made to the Credit Facility, respectively. Included in the Second Amendment are provisions adjusting the minimum quarterly revenue requirement for the fiscal quarter ending June 30, 2001 and the EBITDA requirement for the fiscal quarter ending September 30, 2001. If this amendment was not made, the Company would not have been in compliance with the financial covenants under the Credit Facility during the quarter ended June 30, 2001. The Third Amendment includes a waiver of the revenue covenants for the quarters ending September 30, 2001 and December 31, 2001, provided that the company meets specified alternative revenue requirements during these quarters. These waivers expire on January 1, 2002. In addition, the amendments limits the maximum borrowings available to the sum of the lesser of (A)(i) 80% of eligible receivables, (ii) 70% of eligible unbilled accounts and (iii) eligible net property or (B) $155 million until five business days following delivery of financial statements for the fiscal quarter ended September 30, 2001, by the Company to the lenders, thereafter maximum borrowings available under the Credit Facility are $175 million until December 31, 2001, $210 million until March 31, 2002 and $225 million until June 30, 2002. We do not anticipate that our funding requirements will exceed the maximum borrowings allowed.

      We are currently in negotiation with the lenders of the Credit Facility to extend the expiration of the Credit Facility to a period subsequent to June 30, 2002. As a result, the Credit Facility remains classified as a long-term liability.

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

      We currently anticipate that our available cash and borrowings available under the Credit Facility will be sufficient to meet our anticipated working capital and capital expenditure requirements through fiscal 2001. In the event our operations are not profitable or do not generate sufficient cash, or if we fail to comply with the restrictions and obligations under the Credit Facility, which could result in a default that could limit the availability of borrowings under the facility, we may have to substantially reduce our level of operations. In addition, we may need to raise additional capital to meet our needs after 2001, to fund more rapid expansion, to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. However, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

      Our estimates of future capital requirements and capital availability are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimates due to factors such as the costs of building the mid-Atlantic region, capital requirements and growth projections, cost overruns, changes in demand for our services, regulatory, technological or competitive developments, and the other factors identified under “Certain Factors That May Affect Future Operating Results”.

Recently Issued Accounting Standard

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing the impact of this new statement on our combined financial position and results of operations and have not yet determined the impact of adoption.

Certain Factors that May Affect Future Operating Results

      We had operating losses in the first two quarters of 2001 and in each of the last five years and negative cash flow from operating activities in the first two quarters of 2001 and for the year 2000. We expect to incur significant expenditures in connection with the continued acquisition, development and expansion of our network infrastructure, product offerings and information technology systems. As a result, we expect to incur future operating losses. If our revenues do not increase significantly or the increase in our expenses is greater than expected, we may not achieve or sustain profitability or generate positive cash flow in the future.

      Our ability to meet our projected growth will require substantial cash resources. The anticipated expansion of our network infrastructure through 2001 and beyond, including the addition of co-locations, switches, Internet Data Centers and other network elements, will require additional capital. Our ability to satisfy future capital needs will depend upon the continued availability of our credit and equipment lease facilities and cash from operations. If for any reason our Credit Facility otherwise becomes unavailable or our ability to draw on this facility is limited, including as a result of a breach by us of the financial or other covenants contained in the Credit Facility, we will be required to seek alternative financing, significantly reduce our planned expansion and level of operations, or otherwise modify our business plan. The maturity of our credit facility in mid-2002 or upon an earlier default will also require additional capital. Furthermore, if we acquire other businesses, we may require additional financing. Additional financing may place significant limits on our financial and operating flexibility, may cause significant dilution to existing investors, or may not be available to us. As a result of the current unfavorable climate in the economy generally and in the telecommunications sector in particular, it may be difficult for us to obtain additional financing. Failure to obtain future financing when needed or on acceptable terms could cause us to delay or abandon our development and expansion plans and could materially adversely affect our growth and ability to compete.

      Our Credit Facility imposes operating and financial restrictions on us. Failure to comply with any of these restrictions, including pre-established levels of EBITDA, days sales outstanding and access lines, could limit the availability of borrowings or result in a default under our Credit Facility. For each of the year ended December 31, 2000 and the quarters ended June 30, September 30, and December 31, 2001, the lenders agreed to amend financial covenants in order to waive defaults and grant us additional operating flexibility. We can give no assurance that we will obtain a waiver or amendment for any future noncompliance. If we default under the Credit Facility, the lenders may accelerate the maturity of the facility, which could require us to seek alternative sources of financing, and there can be no assurance such financing would be available. If the lenders accelerate the payment of borrowed amounts and we are unable to repay such amounts, the lenders could proceed against the collateral securing the indebtedness, and our assets may be insufficient to repay our indebtedness. Any default under our Credit Facility could have a material adverse effect on our business, financial conditions and prospects. See “Liquidity and Capital Resources,” above.

      We have a significant amount of indebtedness, and our indebtedness will increase as we continue to draw on our Credit Facility. Our ability to repay our indebtedness will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors. Some of these factors are beyond our control. If we are unable to service our indebtedness, we will be forced to examine alternative strategies. These strategies may include reducing or delaying capital expenditures, restructuring or refinancing indebtedness or seeking additional debt or equity financing. We can give no assurance that any of these strategies could be effected on satisfactory terms.

      As a result of our limited operating history as a provider of telecommunications broadband data and Internet Data Center hosting services and the evolving nature of the telecommunications and Internet industries, we may not be able to accurately forecast our revenues. We do not believe that period-to-period comparisons of our operating results are necessarily meaningful, or that investors should rely upon them as indicators of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. This would likely materially adversely affect the trading price of our stock.

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

      Our future operating performance will depend upon our ability to implement and manage our growth effectively. Our rapid growth to date has placed, and in the future will continue to place, a significant strain on our administrative, operational, managerial and financial resources. Failure to attract and retain additional qualified sales and other personnel, including management personnel who can manage our growth effectively, or failure to successfully train or integrate such personnel, could materially adversely affect our future operating performance. To manage our growth effectively, we will also have to continue to improve and upgrade operational, financial and accounting information systems, controls and infrastructure, as well as control costs and maintain regulatory compliance. Failure of our systems to perform as expected could have a material adverse effect on us.

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

      Interruptions in service, capacity limitations or security breaches on our network or the networks on which we depend could have a material adverse effect on our reputation and competitive position.

      See also the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in the interest rate related to our Credit Facility, which is based upon either the Prime Rate or LIBOR Rate, each of which is a variable interest rate. Assuming an average borrowing level of $109.0 million (the amount borrowed under all revolving credit facilities as of June 30, 2001) each 1 percentage point increase in the applicable interest rate would result in $1.1 million of additional annual interest charges. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company, certain of its current and former officers and directors and certain of the underwriters in its initial public offering have been named as defendants in two class action lawsuits, Werman et al. v. Network Plus Corp. et al., which was filed in U.S. District Court for the Southern District of New York on July 3, 2001 and Grewal et al v. Network Plus Corp. et al, which was filed in U.S. District Court for the Southern District of New York on July 19, 2001. This class action lawsuit is similar to over 200 others filed recently against companies that went public between 1998 to 2000. Network Plus believes the claims against it and its officers and directors are without merit and intends to defend them vigorously.

      The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints allege that the Prospectus for the Company’s initial public offering of Common Stock in June 1999 was materially false and misleading because it failed to disclose, among other things, the following allegations made by plaintiffs: (i) that Goldman Sachs, Bear Stearns, Credit Suisse First Boston, Merrill Lynch, Lehman Brothers and Salomon Smith Barney (each an underwriter in the Company’s initial public offering) solicited and received excessive and undisclosed commissions from certain investors in exchange for which these underwriters allocated to those investors material portions of the restricted number of the Company shares issued in connection with the Company’s initial public offering; and (ii) that Goldman Sachs, Bear Stearns, Credit Suisse First Boston, Merrill Lynch, Lehman Brothers and Salomon Smith Barney entered into agreements with customers whereby these underwriters agreed to allocate shares to those customers in the Company’s initial public offering in exchange for which the customers agreed to purchase additional Company shares in the aftermarket at pre-determined prices.

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Company’s 2001 Annual Meeting of Stockholders held on May 7, 2001, the following proposals were adopted by the stockholders of the Company by the votes specified below:

			Against or		Broker
	Proposal	For	Withheld	Abstain	Non-Votes

1.	Election of two class II Directors to serve for a Three-year term:

	Robert T. Hale	55,106,804	583,407	0	0

	David D. Martin	55,449,553	240,658	0	0

2.	Approval of amendment to and continuance of, the Company’s 1998 Stock Incentive Plan	17,691,011	2,112,066	68,192	39,818,942

3.	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the current fiscal year	54,750,351	907,853	32,007	0

      In addition to the Directors elected at the Annual Meeting, the term of office of the following Directors also continued following the meeting: Robert T. Hale, James J. Crowley, David D. Martin, Joseph C. McNay and Lawrence E. Strickling.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      The exhibits listed on the Exhibit Index are filed herewith.

      (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Randolph, Massachusetts, on August 13, 2001.

NETWORK PLUS CORP.

By:	/s/ROBERT J. COBUZZI

Robert J. Cobuzzi
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Title

10.6B	Second Amendment, dated as of July 19, 2001, to the Credit and Guaranty Agreement, dated as of September 27, 2000, as amended, by and among the Company, Network Plus, Inc., the Lenders, Goldman Sachs Credit Partners, L.P., as a Joint Lead Arranger, Book Runner and Syndication Agent, Fleet Securities, Inc., as a Joint Lead Arranger, DLJ Bridge Finance, Inc., as Documentation Agent, and Fleet National Bank as Collateral Agent and Administrative Agent.
10.6C	Third Amendment, dated as of August 10, 2001, to the Credit and Guaranty Agreement, dated as of September 27, 2000, as amended, by and among the Company, Network Plus, Inc., the Lenders, Goldman Sachs Credit Partners, L.P., as a Joint Lead Arranger, Book Runner and Syndication Agent, Fleet Securities, Inc., as a Joint Lead Arranger, DLJ Bridge Finance, Inc., as Documentation Agent, and Fleet National Bank as Collateral Agent and Administrative Agent.
10.8A	Amendment No. 1, dated as of August 10, 2001, to form of Common Stock Purchase Warrant originally issued as of September 27, 2000 to the Lenders.