Form 10-Q
period 2001-09-30
NETWORK PLUS CORP
filed 2001-11-13
CIK 1065633

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 000-26313

NETWORK PLUS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3430576 (IRS Employer Identification No.)
41 Pacella Park Drive, Randolph, Massachusetts (Address of Principal Executive Officer)	02368 (Zip Code)

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

Yes     ☒    No      ☐

      The number of shares of the registrant’s Common Stock ($0.01 par value) outstanding on November 1, 2001 was 67,139,727.

FORM 10-Q

Three Months Ended September 30, 2001

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
NETWORK PLUS CORP.
Unaudited Condensed Consolidated Balance Sheets September 30, 2001 and December 31, 2000		2
Unaudited Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2001 and 2000		3
Unaudited Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000		4
Notes to Unaudited Condensed Consolidated Financial Statements		5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18
SIGNATURES		19

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(In thousands, except
	per share data)
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,039	$12,474
Accounts receivable, net of allowance for doubtful accounts of $5,175 and $3,294, respectively	46,659	55,922
Prepaid expenses	2,284	1,185
Other current assets	12,046	14,517

Total current assets	65,028	84,098
Property and equipment, net	364,463	269,073
Other assets, net	3,748	51,488

Total Assets	$433,239	$404,659

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$34,074	$72,231
Accrued liabilities	15,979	14,979
Current portion of capital lease obligations	12,846	17,288
Revolving credit facility (Note 4)	144,000	—

Total current liabilities	206,899	104,498
Long-term capital lease obligations	37,539	28,351
Long-term note payable to stockholder	1,875	1,875
Other long-term liabilities	4,629	2,815
Commitments
Preferred stock, $0.01 par value, 1,000 shares authorized: Redeemable Series A Cumulative Convertible Preferred Stock, 500 shares authorized: 250 shares issued and outstanding, (aggregate liquidation preference of $126,857 and $127,566, respectively)	120,393	120,065
Stockholders’ Equity
Common stock, $0.01 par value, 150,000 shares authorized, 67,140 and 61,810 shares, issued and outstanding, respectively	671	618
Additional paid-in capital	274,011	271,399
Stock subscription receivable	(167)	(176)
Warrants	15,862	15,634
Comprehensive loss	(198)	—
Accumulated deficit	(228,275)	(140,420)

Total stockholders’ equity	61,904	147,055

Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity	$433,239	$404,659

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands, except per share data)

	(Unaudited)
Revenues	$76,284	$62,158	$224,528	$166,844
Operating expenses
Costs of services	47,926	48,528	152,826	130,944
Selling, general and administrative expenses	28,196	27,443	85,996	74,986
Depreciation and amortization	20,195	7,780	51,805	19,089

	96,317	83,751	290,627	225,019

Operating loss	(20,033)	(21,593)	(66,099)	(58,175)
Other income (expense)
Interest income	133	1,992	438	5,034
Interest expense	(8,827)	(947)	(22,133)	(3,559)
Other expense	(58)	(176)	(61)	(158)

	(8,752)	869	(21,756)	1,317

Net loss	(28,785)	(20,724)	(87,855)	(56,858)
Preferred stock dividends and accretion of offering expenses and discount	1,857	2,576	7,310	4,838

Net loss applicable to common stockholders	$(30,642)	$(23,300)	$(95,165)	$(61,696)

Net loss per share applicable to common stockholders — basic and diluted	$(0.47)	$(0.39)	$(1.48)	$(1.06)

Weighted average shares outstanding — basic and diluted	65,675	60,428	64,466	58,287

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net loss	$(87,855)	$(56,858)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	51,805	19,089
Amortization of debt issuance costs	9,868	—
Loss on disposal of fixed assets	71	94
Interest payable on note payable to stockholder	135	147
Stock-based compensation	—	101
Changes in assets and liabilities:
Accounts receivable	9,263	(20,545)
Prepaid expenses	(1,099)	(835)
Other current assets	1,256	(1,492)
Other assets	873	(292)
Accounts payable	(23,657)	4,273
Accrued liabilities	802	7,647
Other liabilities	1,679	1,079

Net cash used for operating activities	(36,859)	(47,592)
Cash flows from investing activities:
Capital expenditures	(91,817)	(156,678)
Purchase of fiber capacity	(14,500)	—

Net cash used for investing activities	(106,317)	(156,678)
Cash flows from financing activities:
Net proceeds from revolving credit facility	144,000	—
Cost incurred in connection with debt facility	—	(5,998)
Principal payments on capital lease obligations	(11,701)	(9,405)
Net proceeds from issuance of common stock	2,442	128,651
Net proceeds from issuance of preferred stock	—	119,750

Net cash provided by financing activities	134,741	232,998

Net decrease in cash	(8,435)	28,728
Cash and cash equivalents at beginning of period	12,474	43,031

Cash and cash equivalents at end of period	$4,039	$71,759

Noncash investing and financing activities:
Fixed assets acquired under capital leases	$16,447	$14,853

Dividends recorded on preferred stock,
Paid in common stock	$7,310	$4,838

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(In thousands, except per share data)

1.     Basis of Presentation

      The accompanying condensed consolidated financial statements of Network Plus Corp. (the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The balance sheet data as of December 31, 2000 has been derived from the Company’s audited consolidated financial statements.

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

2.     Property and Equipment

	Estimate	September 30,	December 31,
	Useful Life	2001	2000

Network infrastructure and equipment	5 and 10 years	$283,742	$162,665
Computer equipment	3-5 years	19,072	14,665
Office furniture and equipment	7 years	5,051	3,783
Software	3 years	21,375	15,496
Motor vehicles	5 years	1,229	947
Leasehold improvements	Shorter of term of lease or life of asset	61,642	28,684
Construction in progress		61,966	81,068

		454,077	307,308
Less accumulated depreciation and amortization		(89,614)	(38,235)

		$364,463	$269,073

      Depreciation and amortization expense related to property and equipment for the three months and nine months ended September 30, 2001 amounted to $20,053 and $51,379, respectively. Depreciation and amortization expense related to property and equipment for the three months and nine months ended September 30, 2000 amounted to $7,328 and $17,320, respectively.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.     Other Assets

      Other assets consist of the following:

	September 30,	December 31,
	2001	2000

Prepaid fiber capacity	$—	$39,707
Debt issuance costs, net	—	9,164
Rent deposits	1,242	1,218
Intangible assets, net	645	1,071
Other deposits	1,861	328

	$3,748	$51,488

      Prepaid fiber capacity relates to payments made for long-haul transport capacity. These fees were paid by the Company in exchange for a 20 year indefeasible right to use pre-determined fiber routes connecting the northeastern and southeastern regional networks. In September 2001, the Company amended the fiber capacity agreement to eliminate the option to change the pre-determined routes, and accordingly reclassified the net present value of the fiber capacity to property and equipment. During the nine months ended September 30, 2001 prepaid fiber capacity fees amortized to operations totalled $1,133.

      Amortization expense related to intangible assets was $142 and $426 for the three and nine months ended September 30, 2001, respectively. Amortization expenses for the same period in the prior year was $452 and $1,769, respectively.

4.     Revolving Credit Agreement

      Management is in the process of restructuring the Senior Secured Credit Facility as amended (the “Credit Facility”), which currently matures in June 2002, with the existing lenders. It is expected that the facility will be structured to extend the term of the principal repayments on a long-term basis. In accordance with Statement of Financial Accounting Standards No. 6 (“SFAS 6”), “Classification of Short-term Obligations Expected to Be Refinanced,” the outstanding principal of the Credit Facility is required to be presented as a current liability. The Company expects the restructuring to be completed by the end of fiscal 2001, at which time the facility will be classified as a long-term liability.

      On September 27, 2000, the Company entered into the Credit Facility with various lenders allowing for maximum borrowings of $225,000. Borrowings at September 30, 2001 totaled $144,000. Subsequent to September 30, 2001 through November 1, 2001, the Company has borrowed an additional $16,000 under the Credit Facility. The Credit Facility matures on June 30, 2002, when all unpaid borrowings become due. Based on the terms of this agreement, the Company is subject to various covenants, including the maintenance of certain financial and operating ratios. The Company is required to maintain pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), days sales outstanding (“DSO”) and access lines, as defined by the agreement. Additionally, the Company is restricted as to the level of capital assets it may acquire within any given quarter and is restricted from paying cash dividends. Failure to comply with the restriction and covenant obligations under the Credit Facility could result in a default. The lenders have a right, under events of default, and an event deemed by the lenders to be an adverse change in the Company’s business, to terminate future borrowings under the Credit Facility and require accelerated repayment of outstanding borrowings.

      Effective as of July 19, 2001 and August 10, 2001, a Second and Third Amendment were made to the Credit Facility. Included in the Second and Third Amendments were provisions adjusting the EBITDA

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

requirement for the fiscal quarter ending September 30, 2001 and a waiver of the revenue covenants for the fiscal quarters ending June 30, 2001, September 30, 2001 and December 31, 2001, so long as the Company meets specified alternative revenue requirements during each of these fiscal quarters. These waivers expire on January 1, 2002. If these amendments were not made, the Company would not have been in compliance with the financial covenants under the Credit Facility during the fiscal quarters ended June 30, 2001 and September 30, 2001. In addition, the Third Amendment limits the maximum borrowings available to the sum of the lesser of (A)(i) 80% of eligible receivables, (ii) 70% of eligible unbilled accounts and (iii) eligible net property or (B) (i) $155,000 until five business days following delivery by the Company to the lenders of financial statements for the quarter ended September 30, 2001, and (ii) thereafter maximum borrowings available under the Credit Facility are $175,000 until December 31, 2001, $210,000 until March 31, 2002 and $225,000 until June 30, 2002.

      In connection with the Credit Facility, the Company issued warrants entitling the holders to purchase in aggregate 3,854 shares of the Company’s common stock at an exercise price of $7.01 per share. Upon entering the Credit Facility, 72.73% of the warrants were exercisable, with 13.64% exercisable on a pro rata basis with each amount drawn by the Company on the first $100,000 of loans under the Credit Facility, and the remaining 13.63% exercisable at any time on or after the date the amount drawn by the Company under the Credit Facility exceeds $100,000. Since borrowings at June 30, 2001 exceeded $100,000, all of the unexercisable warrants became exercisable. These warrants were valued using a Black-Scholes valuation model assuming an interest rate of 5.83%, volatility of 93%, no dividends, and an estimated life of 3 years. The $15,043 value assigned to these warrants along with $6,701 of other issuance costs is included in debt issuance costs and is being accreted to interest expense on a straight-line basis through the maturity date. At September 30, 2001, $10,664 of unamortized debt issuance costs remains in other current assets. In connection with the Third Amendment to the Credit Facility, the exercise price of these warrants was reduced to $2.80 per share as of the date on which the aggregate amount of all outstanding loans under the Credit Facility exceed $165,000. The repricing of these warrants resulted in an increase in the warrant value by $788. The increase in this value is included in debt issuance costs.

      Along with the Credit Facility, the Company has also entered into a pledge and security agreement, pledging substantially all of the Company’s assets to the lenders as collateral.

5.     Interest Rate Swap Agreement

      In September 2001, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The maturity date of the interest rate swap agreement matches that of the underlying debt arrangement. This agreement, which matures on June 30, 2002, involves the exchange of variable rate payments for fixed rate payments without the exchange of the underlying principal amounts. The fixed rate, set at 3.78%, is based on three-month U.S. dollar LIBOR rates. The differential between variable and fixed rates to be paid or received is accrued as interest rates change in accordance with the agreement and recognized over the life of the agreement as an adjustment to interest expense. The notational principal amount of the interest rate swap agreement outstanding was $5,000 at September 30, 2001, increasing monthly in $5,000 increments until reaching a maximum of $25,000. The interest rate swap agreement is considered to be perfectly effective in offsetting the change in value of the interest payments hedged. Any changes in fair value relating to the interest rate swap agreement are deferred in stockholders’ equity (as a component of comprehensive loss) and recorded in the consolidated balance sheet. At September 30, 2001, the fair value of this interest rate swap agreement, which represents the amount the Company would receive or pay to terminate the agreement, is not material, based on dealer quotes.

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

      The cash requirement of the interest rate swap agreement approximates its fair value. Cash flows associated with the interest rate swap agreement are classified consistent with the cash flows from the transactions being hedged.

      Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate movements is expected to offset the market risk of the underlying liabilities being hedged. The counterparty consists of a major financial institution with high credit rating. The Company does not believe that there is a significant risk of nonperformance by the counterparty because the Company continually monitors the credit ratings of such counterparty and limits the financial exposure and the amount of agreements entered into with any such financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of its contracts) are generally limited to the amounts, if any, by which the counterparty’s obligation under the contract exceeds the obligation of the Company to the counterparty.

6.     Comprehensive Income

      Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(28,785)	$(20,724)	$(87,855)	$(56,858)
Unrealized loss on investment securities, net of tax	—	(321)	—	(2,100)
Change in fair value of interest rate agreement	(198)	—	(198)	—

Comprehensive loss	$(28,983)	$(21,045)	$(88,053)	$(58,958)

7.     Net Loss Per Share

      The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities for the Company include warrants, stock options and redeemable convertible preferred stock.

      The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss applicable to common stockholders	$(30,642)	$(23,300)	$(95,165)	$(61,696)
Shares used in net loss per share — basic and diluted	65,675	60,428	64,466	58,287

Net loss per share applicable to common stockholders — basic and diluted	$(0.47)	$(0.39)	$(1.48)	$(1.06)

      Warrants for the purchase of 3,862 and 4,041 shares and stock options for the purchase of 7,134 and 5,122 shares of common stock were not included in the computation of net loss per share for the three months and nine months ended September 30, 2001 and 2000, respectively, because inclusion of these shares would have

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

an anti-dilutive effect. In addition, shares of redeemable convertible preferred stock which are convertible into an aggregate of 3,645 shares of common stock were not included in the computation of net loss per share for the three months and nine months ended September 30, 2001 because inclusion of these shares would have an anti-dilutive effect on net loss per share.

8.     Recent Accounting Pronouncement

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS 142 for fiscal periods beginning subsequent to December 15, 2001. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of its adoption.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of its adoption.

9.     Segment Information

      The Company has two reportable segments which management operates as distinct sales organizations. These two segments are segregated by type of customer base to whom services are provided. The two customer base types are: retail telecommunications and data services, and wholesale telecommunications services. The Company measures and evaluates its two reportable segments based on revenues and costs of services. The retail telecommunications and data services segment provides local and long distance voice services, high speed data, Internet, web server and managed server hosting. This segment focuses on selling these services primarily to end user customers. The wholesale telecommunications segment provides transport and termination services. This segment focuses on selling these services to large communication carriers, who utilize the Company’s excess capacity to provide telephone voice services to their customers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:
Retail telecommunications and data services	$62,266	$39,983	$177,649	$102,979
Wholesale telecommunications	14,018	22,175	46,879	63,865

Total revenues	$76,284	$62,158	$224,528	$166,844

Costs of services:
Retail telecommunications and data services	$33,651	$26,405	$103,419	$69,361
Wholesale telecommunications	14,275	22,123	49,407	61,583

Total costs of services	$47,926	$48,528	$152,826	$130,944

NETWORK PLUS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.     Events of September 11, 2001

      The Company had a sales office located in the World Trade Center and suffered the loss of that facility as a result of the events of September 11, 2001. Employees have been relocated to various facilities throughout New York and New Jersey. The Company anticipates that substantially all of the loss will be covered under insurance policies of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Network Plus Corp. (the “Company”, “we” or “us”) included herein as well as the consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In addition to historical information, the following discussion and other information in this report contains forward-looking information that involves risks and uncertainties. For this purpose, any statement that is not a statement of historical fact is forward-looking information, including without limitation statements concerning the Company’s future capital requirements, future financial results, sufficiency of available capital and availability of additional financing. Without limiting the generality of the foregoing, words such as “believes,” “anticipates,” “expects” and similar expressions identify forward-looking statements. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and below under “Certain Factors That May Affect Future Operating Results”.

Overview

      Network Plus, founded in 1990, is a network-based communications provider offering a comprehensive suite of telecommunications, broadband data and Internet Data Center hosting services. The Company’s services include local and long distance voice, high-speed data, Internet and web server and managed server hosting. The Company provides local and long distance services using traditional switched access, ATM and other technologies. The Company currently serves primarily small and medium-sized business customers located in the northeastern and southeastern regions of the United States.

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	100%	100%	100%	100%
Costs of services	63	78	68	78
Selling, general and administrative	37	44	38	45
Depreciation and amortization	26	13	23	11
Operating loss	(26)	(35)	(29)	(35)
Other income (expense)	(11)	1	(10)	1
Net loss	(38)%	(33)%	(39)%	(34)%

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended
September 30, 2000

      Revenues. Total revenues increased $14.1 million or 23% to $76.3 million for the three months ended September 30, 2001 from $62.2 million for the same period in the prior year. Revenues from local and data services represented 60% of total revenues or $45.5 million for the three month period ended September 30, 2001 as compared to 39% of total revenues or $24.3 million for the same period in the prior year. Revenues from long distance services, which include retail and international wholesale services, represented $30.8 million or 40% of total revenues for the three months ended September 30, 2001, a decrease from $37.9 million or 61% of total revenues for the same period in the prior year. Total revenues for the nine month period ended September 30, 2001 increased $57.7 million or 35% to $224.5 million from $166.8 million for the same period in the prior year. Revenues from local and data services for the nine month period ended September 30, 2001 represented 58% of total revenues or $129.7 million as compared to 31% of total revenues or $51.5 million for the same period in the prior year. Retail and international long distance revenues decreased to $94.8 million or 42% of total revenues for the nine month period ended September 30, 2001 from $115.3 million or 69% of total revenues for the same period in the prior year. We expect revenues from local and data services to increase in total and as a percentage of total revenues as we continue to focus on selling these services. We expect revenues from international wholesale services to decrease as we continue to manage our exposure in the wholesale market by focusing on international routes in which we have an economic advantage.

      Approximately one half of the increase in total revenues for the three months ended September 30, 2001 was due to the $14.4 million increase in revenues from the sale of local services which totalled $31.9 million from $17.5 million for the same period in the prior year. Revenues from the sale of local services for the nine months ended September 30, 2001 increased $41.2 million or 106% to $79.9 million from $38.7 million for the same period in the prior year. The increase in local revenues resulted from the increase in local lines in service. Revenues generated from data services, which include collocation and Internet Data Center hosting services, DSL and leasing of fiber-optic capacity, totalled $13.6 million for the three month period ended September 30, 2001, an increase of $6.8 million over the same period in the prior year. Revenues for the nine months ending September 30, 2001 from the sale of data services increased over three times to $49.8 million from $12.8 million for the nine months ended September 30, 2001 and 2000, respectively.

      Retail long distance revenues increased to $16.8 million or 7% from $15.7 million for the three month periods ended September 30, 2001 and 2000, respectively. For the nine month period ended September 30, 2001, retail long distance revenues decreased $3.5 million to $48.0 million from $51.5 million for the same period in the period year. Revenues from international wholesale traffic, decreased to $14.0 million for the three month period ended September 30, 2001 from $22.2 million for the same period in the prior year. For the nine months ended September 30, 2001, international wholesale revenues decreased $17.0 million or 27% to $46.8 million from $63.8 million for the same period in the prior year.

      Costs of Services. Cost of services remained essentially unchanged decreasing $0.6 million or 1% to $47.9 million for the three months ended September 30, 2001 from $48.5 million for the same period in the prior year. As a percentage of revenues, costs of services decreased to 63% for the three months ended September 30, 2001 from 78% for the same period in the prior year. Costs of services increased $21.9 million or 17% to $152.8 million for the nine months ended September 30, 2001 from $131.0 million for the same period in the prior year. As a percentage of revenues, costs of services decreased to 68% for the nine months ended September 30, 2001 from 78% for the same period in the prior year.

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

      Selling, General and Administrative. Selling, general and administrative expenses increased $0.8 million or 3% to $28.2 million for the three months ended September 30, 2001 from $27.4 million for the same period in the prior year. As a percentage of revenues, selling, general, and administrative expenses decreased to 37% for the three months ended September 30, 2001 from 44% for the same period in the prior year. Selling, general and administrative expenses increased $11.0 million or 15% to $86.0 million for the nine months ended September 30, 2001 from $75.0 million for the same period in the prior year. As a percentage of revenues, selling, general, and administrative expenses decreased to 38% for the nine months ended September 30, 2001 from 45% for the same period in the prior year.

      We employed 1,029 employees at September 30, 2001, compared with 855 at September 30, 2000, resulting in an increase in payroll and related expenses of $2.1 million and $8.9 million for the three month and nine month periods ended September 30, 2001. Other selling, general and administrative expenses increased as a result of our growth in revenues. Costs associated with the co-location facilities including rent, access and leased line charges for facilities which are not fully deployed are included in selling, general and administrative expenses. We expect these charges to decrease as the co-location facilities become operational, at which time the related costs are reclassified to costs of services.

      The Company had a sales office located in the World Trade Center and suffered the loss of that facility as a result of the events of September 11, 2001. Employees have been relocated to various facilities throughout New York and New Jersey. The Company anticipates that substantially all of the loss will be covered under insurance policies of the Company.

      Depreciation and Amortization. Depreciation and amortization expenses increased $12.4 million or 160% to $20.2 million for the three months ended September 30, 2001 from $7.8 million for the same period in the prior year. Depreciation and amortization expenses increased $32.7 million or 171% to $51.8 million for the nine months ended September 30, 2001 from $19.1 million for the same period in the prior year.

      The increase is due primarily to further investment in local network facilities, fiber, computer and other telecommunications and data services equipment to support our network expansion. We expect the depreciation and amortization expense to increase as we bring additional network facilities on-line, including fiber routes, and as we make additional investments in our network and operational infrastructure.

      Interest. Interest expense net of interest income was $8.7 million for the three months ended September 30, 2001. Interest income net of interest expense was $1.0 million for the three months ended September 30, 2000, which resulted from the investment of capital obtained from the common and preferred stock offerings in April 2000.

      Interest expense, net of interest income, was $21.7 million for the nine months ended September 30, 2001. Interest income, net of interest expense, was $1.5 million for the nine months ended September 30, 2000.

      The increase in net interest expense is due to the amortization of issuance costs of $3.4 million and $9.9 million associated with borrowings under the Credit Facility during the three and nine month periods ended September 30, 2001, respectively. We expect interest expense to increase as the Company continues to borrow under the Credit Facility.

      Net Loss and Net Loss Applicable to Common Stockholders. The contribution from increased revenues was offset by an increase in selling, general and administrative expenses, depreciation and amortization expense and interest expense, which resulted in a net loss of $28.7 million and $87.9 million for the three and nine months ended September 30, 2001, respectively, compared to $20.7 million and $56.9 million for the same periods in the prior year.

      The effect of the net loss combined with the preferred stock dividends and accretion of offering expenses of $1.9 million for the three months ended September 30, 2001 and $2.6 million for the three months ended September 30, 2000 contributed to net losses applicable to common stockholders, which were $30.6 million for the three month period ended September 30, 2001 and $23.3 million for the same period in the prior year. For the nine month period ending September 30, 2001, preferred stock dividends and accretion of offering expenses were $7.3 million as compared to $4.8 million for the same period in the prior year, contributing to a net loss applicable to common shareholders of $95.2 million and a net loss applicable to common shareholders of $61.7 million. There were no dividends or accretion of offering expenses during the first three months of 2000.

      Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). EBITDA was $0.1 million for the three months ended September 30, 2001 versus a loss of $14.0 million for the same period in the prior year. The EBITDA loss of $14.4 million for the nine months ended September 30, 2001 improved from a loss of $39.2 million for the same period in the prior year. This improvement was due to increased contributions from revenues that were partially offset by increased selling, general and administration expenses.

Liquidity and Capital Resources

      Total assets were $433.2 million at September 30, 2001 compared to $404.7 million at December 31, 2000. Cash and cash equivalents were approximately $4.0 million at September 30, 2001 compared to $12.5 million at December 31, 2000. Net cash used for operating activities was $36.9 million during the nine months ended September 30, 2001. Capital expenditures were $91.8 million for the nine months ended September 30, 2001. In addition, we paid $14.5 million for fiber capacity acquired in December 2000, during the nine months ended September 30, 2001.

      On September 27, 2000 we entered into a Senior Secured Credit Facility as amended, (the “Credit Facility”) with Goldman Sachs Credit Partners, Fleet Securities, DLJ Bridge Finance and Fleet National Bank. The Credit Facility provides up to $225 million in total principal based on eligible receivables, eligible net property and minimum interim amounts as defined by the agreement. Borrowings under the Credit Facility have been and are expected to continue to be used for the purchase and acquisition of telecommunications assets and to finance operating losses and working capital. Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. There were $144 million and $160 million outstanding under this facility at September 30, 2001 and November 1, 2001, respectively.

      The Credit Facility imposes operating and financial restrictions on us. Failure to comply with any of these restrictions, including pre-established levels of revenue, earnings before interest, taxes, depreciation, and amortization, or EBITDA, days sales outstanding and access lines, could limit the availability of borrowings or result in a default under the Credit Facility. The restrictions in the Credit Facility affect, and in many cases limit, among other things, our ability to pay dividends or make distributions to our stockholders, incur additional indebtedness, make investments or other restricted payments, sell or dispose of assets, and take other actions that management or our stockholders may consider beneficial.

      Effective as of July 19, 2001 and August 10, 2001, a Second and Third Amendment were made to the Credit Facility. Included in the Second and Third Amendments were provisions adjusting the EBITDA requirement for the fiscal quarter ending September 30, 2001 and a waiver of the revenue covenants for the fiscal quarters ending June 30, 2001, September 30, 2001 and December 31, 2001, so long as we meet specified alternative revenue requirements during each of these fiscal quarters. These waivers expire on January 1, 2002. If these amendments were not made, we would not have been in compliance with the financial covenants under the Credit Facility during the fiscal quarters ended June 30, 2001 and September 30, 2001. In addition, the Third Amendment limits the maximum borrowings available to the sum of the lesser of (A)(i) 80% of eligible receivables, (ii) 70% of eligible unbilled accounts and (iii) eligible net property or (B) (i) $155 million until five business days following delivery by us to the lenders of financial statements for the third quarter of 2001, and (ii) thereafter maximum borrowings available under the Credit Facility are $175 million until December 31, 2001, $210 million until March 31, 2002 and $225 million until June 30, 2002.

      Our strategic initiatives include the deployment of additional voice and data network equipment, fiber, the offering of new local and data services, the expansion of our sales force and other personnel, and significant investment in our information technology systems. These initiatives will require a substantial amount of capital for the installation of network equipment, fiber, personnel additions and funding of operating losses and working capital.

      We currently anticipate that our available cash and borrowings available under the Credit Facility will be sufficient to meet our anticipated working capital and capital expenditure requirement. In the event our operations are not profitable or do not generate sufficient cash, or if we fail to comply with the restrictions and obligations under the Credit Facility, which could result in a default that could limit the availability of borrowings under the facility, we may have to substantially reduce our level of operations. In addition, we may need to raise additional capital to meet our needs after 2001, to fund more rapid expansion, to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. We are currently in negotiations to extend or replace the Credit Facility and are considering alternative sources of financing. However, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

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

Recently Issued Accounting Standard

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing the impact of this new statement on our consolidated financial position and results of operations and have not yet determined the impact of its adoption.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of. We are currently assessing the impact of this new statement on our consolidated financial position and results of operations and have not yet determined the impact of its adoption.

Certain Factors That May Affect Future Operating Results

      We had operating losses in the first three quarters of 2001 and in each of the last five years and negative cash flow from operating activities in the first three quarters of 2001 and for the year 2000. We expect to incur significant expenditures in connection with the continued acquisition, development and expansion of our network infrastructure, product offerings and information technology systems. As a result, we expect to incur future operating losses. If our revenues do not increase significantly or the increase in our expenses is greater than expected, we may not achieve or sustain profitability or generate positive cash flow in the future.

      Our ability to meet our projected growth will require substantial cash resources. The anticipated expansion of our network infrastructure through 2001 and beyond, including the addition of co-locations, switches, and other network elements, will require additional capital. Our ability to satisfy future capital needs will depend upon the continued availability of our credit and equipment lease facilities and cash from operations. If for any reason our Credit Facility otherwise becomes unavailable or our ability to draw on this facility is limited, including as a result of a breach by us of the financial or other covenants contained in the Credit Facility, we will be required to seek alternative financing, significantly reduce our planned expansion and level of operations, or otherwise modify our business plan. The maturity of our credit facility in mid-2002 or upon an earlier default will also require additional capital. Furthermore, if we acquire other businesses, we may require additional financing. Additional financing may place significant limits on our financial and operating flexibility, may cause significant dilution to existing investors, or may not be available as a result of the current unfavorable climate in the economy generally and in the telecommunications sector in particular. Failure to obtain future financing when needed or on acceptable terms could cause us to delay or abandon our development and expansion plans and could materially adversely affect our growth and ability to compete.

      Our Credit Facility imposes operating and financial restrictions on us. Failure to comply with any of these restrictions, including pre-established levels of EBITDA, days sales outstanding and access lines, could limit the availability of borrowings or result in a default under our Credit Facility. For each of the year ended December 31, 2000 and the quarters ended June 30, September 30, and December 31, 2001, the lenders agreed to amend or waive financial covenants in order to grant us additional operating flexibility. We can give no assurance that we will obtain a waiver or amendment for any future noncompliance. If we default under the Credit Facility, the lenders may accelerate the maturity of the facility, which could require us to seek alternative sources of financing, and there can be no assurance such financing would be available. If the lenders accelerate the payment of borrowed amounts and we are unable to repay such amounts, the lenders could proceed against the collateral securing the indebtedness, and our assets may be insufficient to repay our indebtedness. Any default under our Credit Facility could have a material adverse effect on our business, financial conditions and prospects. See “Liquidity and Capital Resources,” above.

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

      As a result of the evolving nature of the telecommunications and Internet industries, we may not be able to accurately forecast our revenues. We do not believe that period-to-period comparisons of our operating results are necessarily meaningful, or that investors should rely upon them as indicators of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. This would likely materially adversely affect the trading price of our stock.

      The markets for data services, including Internet access, broadband data, web and managed server hosting and competitive local service are in the early stages of development. We have limited experience providing these additional services and can give no assurance that our services will receive market acceptance or that prices and demand for these services will be sufficient to achieve or sustain profitable operations.

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

      Prices for telecommunications and data services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices.

      We rely on other companies to supply certain key components of our network infrastructure, including telecommunications services, Internet services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by us, are available only from sole or limited sources. We are also dependent upon incumbent local exchange carriers and other carriers to provide telecommunications services and facilities to us and our customers and upon third parties for other services. Many of these companies are or may become our competitors. There can be no assurance that we will be able to obtain such services or facilities on the scale and within the time frames required by us at an affordable cost, or at all.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in the interest rate related to our Credit Facility, which is based upon either the Prime Rate or LIBOR Rate, each of which is a variable interest rate. Assuming an average borrowing level of $144.0 million (the amount borrowed under all revolving credit facilities as of September 30, 2001) each 1 percentage point increase in the applicable interest rate would result in $1.4 million of additional annual interest charges.

      In September 2001, the Company entered into an interest rate swap agreement that converted a portion of its debt from variable to fixed rates in order to minimize the effect of changes in interest rates on earnings. Under the swap agreement, the Company pays a fixed rate of 3.78% based on a three-month U.S. dollar LIBOR rates. The notational principal amount of the interest rate swap agreement outstanding was $5 million at September 30, 2001. See Note 5 in the accompanying notes to the unaudited condensed consolidated financial statements. The Company does not believe there is a significant risk related to its interest rate agreement since the Company continually monitors the credit ratings and limits the financial exposure and the amount of the agreement entered into with any one financial institution.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      The Company, certain of its current and former officers and directors and certain of the underwriters in its initial public offering have been named as defendants in three class action lawsuits, Werman et al. v. Network Plus Corp. et al, which was filed in U.S. District Court for the Southern District of New York on July 3, 2001, Grewal et al v. Network Plus Corp. et al, which was filed in U.S. District Court for the Southern District of New York on July 19, 2001, and Masidzg et al v. Network Plus Corp. et al, which was filed in U.S. District Court for the Southern District of New York on August 28, 2001. These class action lawsuits are similar to over 200 others filed recently against companies that went public between 1998 to 2000. Network Plus believes the claims against it and its officers and directors are without merit and intends to defend them vigorously.

      The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints allege that the Prospectus for the Company’s initial public offering of Common Stock in June 1999 was materially false and misleading because it failed to disclose, among other things, the following allegations made by plaintiffs: (i) that Goldman Sachs, Bear Stearns, Credit Suisse First Boston, Merrill Lynch, Lehman

Brothers and Salomon Smith Barney (each an underwriter in the Company’s initial public offering) solicited and receive excessive and undisclosed commissions from certain investors in exchange for which these underwriters allocated to those investors material portions of the restricted number of the Company shares issued in connection with the Company’s initial public offering; and (ii) that Goldman Sachs, Bear Stearns, Credit Suisse First Boston, Merrill Lynch, Lehman Brothers and Salomon Smith Barney entered into agreements with customers whereby these underwriters agreed to allocate shares to those customers in the Company’s initial public offering in exchange for which the customers agreed to purchase additional Company shares in the aftermarket at pre-determined prices.

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

      No exhibits are filed herewith.

      (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Randolph, Massachusetts, on November 13, 2001.

NETWORK PLUS CORP.

By:	/s/ROBERT J. COBUZZI

Robert J. Cobuzzi
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)